Form 10QSB
period 1995-03-31
BEVERLY HILLS BANCORP
filed 1995-05-01
CIK 11917

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the period from __________ to __________

                          Commission File Number 0-4559

                              BEVERLY HILLS BANCORP
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                       95-2588374
(State of Incorporation)                 (I.R.S. Employer Identification Number)

100 WILSHIRE BOULEVARD, SUITE 1940, SANTA MONICA, CA                       90401
    (Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code: 310-395-7754

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Number of shares of Common Stock, $1.00 par value, outstanding as of March 31, 1995: 1,194,432.

                              BEVERLY HILLS BANCORP

                                TABLE OF CONTENTS

                                                                           Page
PART I.  Financial Information                                            Number
                                                                          ------
         Item 1.     Financial Statements

                          Condensed Consolidated Financial
                          Statements                                        3

                          Condensed Consolidated Balance Sheet --
                          March 31, 1995                                    4

                          Condensed Consolidated Statements of
                          Operations -- For the Three Months
                          Ended March 31, 1995 and 1994                     5

                          Condensed Consolidated Statements of
                          Cash Flows -- For the Three Months
                          Ended March 31, 1995 and 1994                     6

                          Notes to Condensed Consolidated Financial
                          Statements                                        7-8

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          9-10

PART II. Other Information

         Item 1.     Legal Proceedings                                      11

         Item 2.     Exhibits and Reports on Form 8-K                       11


SIGNATURE                                                                   12

PART I.  Financial Information

         Item 1.   Beverly Hills Bancorp  --  Financial Statements

                   Condensed Consolidated Financial Statements
                                   (Unaudited)

     The Condensed Consolidated Financial Statements included herein have been prepared by Beverly Hills Bancorp (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1994, included in the Beverly Hills Bancorp Form 10-KSB Annual Report to the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1995 are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.

     See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 1995

                           ASSETS

Cash and Cash Equivalents                                             $1,711,000
Notes Receivable - Officer/Shareholder                                   250,000
Notes Receivable - Sixty Eight Thousand, Inc.
     less allowance for loss of $185,000                                 200,000
Investment in Tigera Group, Inc., at equity                            3,372,000
Investment, at cost                                                      200,000
                                                                      ----------
     Total Assets                                                     $5,733,000
                                                                      ==========

            LIABILITIES AND
            STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Liabilities                              $   98,000
                                                                      ----------
     Total Liabilities                                                    98,000
                                                                      ----------

Commitments & Contingencies

Minority Interests                                                       507,000
                                                                      ----------

Stockholders' Equity:
     Preferred Stock - without par value;
         authorized 500,000 shares, none issued
     Common Stock - $1 par value; authorized
         3,500,000 shares; issued and outstanding
         1,194,432 shares - stated value                               1,434,000

Capital Surplus                                                        3,450,000

Retained Earnings Accumulated Since
     July 1, 1985                                                        244,000
                                                                      ----------


Total Stockholders' Equity                                             5,128,000
                                                                      ----------

     Total Liabilities and Stockholders' Equity                       $5,733,000
                                                                      ==========



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                             MARCH 31,
                                                     --------------------------
                                                        1995            1994
                                                     -----------    -----------

Income:
     Interest, Dividend and Other                    $    66,000    $    48,000
     Equity in Loss of Investment                        (10,000)       (14,000)
                                                     -----------    -----------
         Total Income                                     56,000         34,000
                                                     -----------    -----------


Operating Expenses:
     General and Administrative                           97,000         83,000
     Amortization of Excess Cost of Investment            44,000         44,000
                                                     -----------    -----------
         Total Expenses                                  141,000        127,000
                                                     -----------    -----------


Loss Before Minority Interests                           (85,000)       (93,000)
Minority Interest in Subsidiaries' Losses                  1,000          3,000
                                                     -----------    -----------


Net Loss                                             $   (84,000)   $   (90,000)
                                                     ===========    ===========

Net Loss Per Share                                   $      (.07)   $      (.08)
                                                     ===========    ===========




Weighted Average Number of Common
     Shares Outstanding                                1,194,432      1,194,432
                                                     ===========    ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                             MARCH 31,
                                                     --------------------------
                                                         1995          1994
                                                     -----------    -----------


Cash Flows from Operating Activities:
     Net Loss                                        $   (84,000)   $   (90,000)
     Adjustments to Reconcile Net Loss to Net
     Cash Used in Operating Activities:
         Equity in Loss of Investment                     10,000         14,000
         Amortization of Excess Cost of Investment        44,000         44,000
         Minority Interest in Subsidiaries' Losses        (1,000)        (3,000)
     Change in Assets and Liabilities:
         Increase in Other Assets                            ---        (24,000)
         Decrease in Accounts Payable and
              Accrued Liabilities                         (2,000)        (2,000)
                                                     -----------    -----------


     Net Cash Used in Operating Activities               (33,000)       (61,000)
                                                     -----------    -----------


     Net Decrease in Cash and Cash Equivalents           (33,000)       (61,000)

     Cash and Cash Equivalents at Beginning
         of Period                                     1,744,000      1,958,000
                                                     -----------    -----------


     Cash and Cash Equivalents at End
         of Period                                   $ 1,711,000    $ 1,897,000
                                                     ===========    ===========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1995

Note 1 - Condensed Consolidated Financial Statements:

         The Condensed Consolidated Financial Statements included herein have been prepared by Beverly Hills Bancorp (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

         It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1994, included in the Beverly Hills Bancorp Form 10-KSB Annual Report to the Securities and Exchange Commission.

Note 2 - Net Loss per Share:

         Net loss per share is based on the weighted average number of common shares outstanding during each period.

Note 3 - Notes Receivable - Sixty Eight Thousand, Inc.:

         During March 1995, Sixty Eight Thousand, Inc. paid the Company the interest due for the year ended December 31, 1994 and for the three months ended March 31, 1995. These amounts, $38,500 and $9,625, respectively, have been included in interest income for the three months ended March 31, 1995. Additionally, the maturity date of these notes has been extended to December 31, 1995, and the Company received an escrow payment for interest from April 1, 1995 to December 31, 1995.

Note 4 - Income Taxes:

         The Company files consolidated federal income and combined California franchise tax returns on a cash basis. As of December 31, 1994, the Company has net operating loss carryforwards of approximately $5,000,000 which are available to offset future taxable income expiring from 1997 through 2009. Examination by taxing authorities of open tax years could result in tax assessments and material changes to the net operating loss carryforwards.

         As a result of its reorganization, the Company is required to report income for financial statement purposes as if no tax loss carryforward existed. However, since the Company's tax status is not affected by the reorganization, it is entitled to a reduction of federal income taxes, except for personal holding taxes, arising from the utilization of its net operating losses incurred prior to reorganization. Such reduction is credited to capital surplus, when realized, rather than reflected in the income statement.

         Federal statutes place significant restrictions on the utilization of net operating loss deductions. Under present tax law, there is substantial risk that net operating loss carryforwards will be reduced if certain conditions are present in connection with an acquisition, merger or reorganization.

         As of December 31, 1994, the deferred tax assets related to the net operating loss carryforwards totaling approximately $2,000,000 have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.

Note 5 - Sale of Tigera Shares and Plan of Complete Liquidation and Dissolution:

              On January 23, 1995, the Company accepted an offer from Forschner Enterprises, Inc. ("Forschner") to purchase from the Company 295,000 shares of Tigera's common stock and all of the Company's holding of the capital stock of TGI Acquisition Corp., a corporation wholly owned by the Company, which, in turn, owns 4,445,000 shares of Tigera's common stock, for a total purchase of 4,740,000 shares of Tigera's common stock for $4,076,400. The transaction is subject to the approval of the sale and a Plan of Complete Liquidation and Dissolution by the Company's shareholders at a meeting to be held on June 1, 1995.

              Should the sale and the Plan of Complete Liquidation and Dissolution be approved, the Company estimates the net assets available for distribution would approximate their recorded values, adjusted as follows:

Stockholders' Equity at December 31, 1994                          $  5,212,000
Estimated net loss for the period January 1 to May 31, 1995            (160,000)
                                                                   ------------
Stockholders' Equity at May 31, 1995                                  5,052,000)
Estimated gain on sale of Tigera shares                                 700,000
Remaining lease obligations                                             (80,000)
Estimated costs of operation, liquidation and
    dissolution (June 1, 1995 to final liquidation)                    (272,000)
                                                                   ------------
Estimated net assets available for distribution                    $  5,400,000
                                                                   ============
Number of common shares outstanding                                   1,194,432
                                                                   ============
Estimated net assets per share                                     $       4.52
                                                                   ============

              Should the Plan of Complete Liquidation and Dissolution not be approved, the Company will have to register as an Investment Company pursuant to the Investment Company Act of 1940.

                Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                           March 31, 1995

                           Results of Operations

                           Interest, dividend and other income was $66,000 for
the three months ended March 31, 1995, as compared to $48,000 for the three months ended March 31, 1994. The increase is primarily due to the receipt of an interest payment of $48,125 in 1995 from Sixty Eight Thousand, Inc. for the interest due on the notes receivable for 1994 and the first quarter of 1995, as compared to the receipt of an interest payment of approximately $32,000 in 1994 for the interest due on the notes receivable for 1993.

                           The equity in loss of investment and amortization of
excess cost of investment relate to the Company's purchase in December 1992 of 22.5% of the outstanding shares of Tigera Group, Inc. ("Tigera"). The principal activity of Tigera consists of seeking and evaluating candidates for acquisition. Tigera's net losses for the three months ended March 31, 1995 and 1994 were $46,000 and $61,000, respectively.

                           General and administrative expenses increased to
$97,000 for the three months ended March 31, 1995, from $83,000 for the three months ended March 31, 1994. The increase is primarily attributable to increased professional fees in connection with the proposed sale of the Tigera shares and Plan of Complete Liquidation and Dissolution.

                           The Securities and Exchange Commission, by letter
dated June 29, 1993, raised the question of whether the Company "...may fall within the definition of an investment company under Section 3(a)(1) and 3(a)(3) of the Investment Company Act of 1940." After subsequent communication between the staff of the Securities and Exchange Commission and the Company, special counsel for the Company, in a letter dated December 6, 1993, informed the Securities and Exchange Commission that if a "letter of intent" had not been entered into within 90 days from the date thereof, the Company "...will take the necessary steps promptly to effect a liquidation."

                           Though the Company was actively seeking a merger
candidate, at a meeting of the Board of Directors of the Company held on February 11, 1994, a Committee of three directors was appointed to prepare a report to be submitted to the Board at a meeting to be held on March 24, 1994, "...detailing the manner and method to be used to liquidate the Company, with specific recommendations with respect to each asset of the Company so as to maximize shareholder value." On March 24, 1994 and April 28, 1994, the Company's Board of Directors reviewed a report of the Committee and authorized the Committee to continue to pursue its detailed recommendations with respect to this matter.

                           On January 20, 1995, the Board of Directors called
for a Shareholders' meeting to approve, among other things, the sale by the Company of its direct and indirect holdings of the common stock of Tigera Group, Inc. ("Tigera") to Forschner Enterprises, Inc. for $4,076,400 and to adopt a Plan of Complete Liquidation and Dissolution. The meeting is to be held on June 1, 1995. If the proposals are accepted and approved by shareholders, the Company believes that the liquidation value of the Company's assets would approximate their recorded value in the Company's consolidated financial statements, other than the investment in Tigera, which would be sold at a value in excess of its recorded value.

                The Company files consolidated federal income and combined California franchise tax returns on a cash basis. As of December 31, 1994, the Company has net operating loss carryforwards of approximately $5,000,000 which are available to offset future taxable income expiring from 1997 through 2009. Examination by taxing authorities of open tax years could result in tax assessments and material changes to the net operating loss carryforwards.

                As a result of its reorganization, the Company is required to report income for financial statement purposes as if no tax loss carryforward existed. However, since the Company's tax status is not affected by the reorganization, it is entitled to a reduction of federal income taxes, except for personal holding taxes, arising from the utilization of its net operating losses incurred prior to reorganization. Such reduction is credited to capital surplus, when realized, rather than reflected in the income statement.

                Federal statutes place significant restrictions on the utilization of net operating loss deductions. Under present tax law, there is substantial risk that net operating loss carryforwards will be reduced if certain conditions are present in connection with an acquisition, merger or reorganization.

                Liquidity and Capital Resources

                Cash and cash equivalents decreased to $1,711,000 as of March 31, 1995, compared with $1,744,000 as of December 31, 1994. The decrease is attributable to expenditures for general and administrative expenses.

                As of March 31, 1995, the Company's principal source of funds consisted of $1,711,000 in cash and cash equivalents. Near-term capital requirements for operating expenses and payment of liabilities are expected to be financed through cash flow from interest income and existing cash balances.

PART II. Other Information

                Item 1.    Legal Proceedings

                           None.

                Item 2.    Exhibits and Reports on Form 8-K

                           (a)     Exhibits  -  None.
                           (b)     Reports on Form 8-K: Form 8-K relating to
                                   Item 2, Acquisition or Disposition of Assets, was filed February 7, 1995, and is incorporated herein by reference.

                           No other applicable items.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BEVERLY HILLS BANCORP
                                       (Registrant)

                                       By: /s/ Robert E. Kelly
                                          ---------------------------
                                          Vice President,
                                          Chief Financial Officer and
                                          Principal Accounting Officer

Dated:   April 27, 1995

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule