Form 10QSB
period 1995-06-30
BEVERLY HILLS BANCORP
filed 1995-08-04
CIK 11917

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 1995

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

Number of shares of Common Stock, $1.00 par value, outstanding as of June 30, 1995: 1,194,432.

                              BEVERLY HILLS BANCORP

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.  Financial Information

         Item 1.  Financial Statements

                           Condensed Consolidated Financial
                           Statements                                                       3

                           Condensed Consolidated Balance Sheet --
                           June 30, 1995                                                    4

                           Condensed Consolidated Statements of
                           Operations -- For the Three Months
                           Ended June 30, 1995 and 1994                                     5

                           Condensed Consolidated Statements of
                           Operations -- For the Six Months
                           Ended June 30, 1995 and 1994                                     6

                           Condensed Consolidated Statements of
                           Cash Flows -- For the Six Months
                           Ended June 30, 1995 and 1994                                     7

                           Notes to Condensed Consolidated Financial
                           Statements                                                    8-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         11-13


PART II. Other Information

         Item 1.  Legal Proceedings                                                        14

         Item 2.  Exhibits and Reports on Form 8-K                                         14


SIGNATURE                                                                                  15

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

                  The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.

                  See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 1995

                           ASSETS
Cash and Cash Equivalents                                                $1,620,000
Notes Receivable - Officer/Shareholder                                      250,000
Notes Receivable - Sixty Eight Thousand, Inc.
     less allowance for loss of $185,000                                    200,000
Investment in Tigera Group, Inc., at equity                               3,317,000
Investment, at cost                                                         200,000
                                                                         ----------

     Total Assets                                                        $5,587,000
                                                                         ==========

                    LIABILITIES AND
                 STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Liabilities                                 $   94,000
                                                                         ----------
     Total Liabilities                                                       94,000
                                                                         ----------

Commitments & Contingencies

Minority Interests                                                          506,000
                                                                         ----------

Stockholders' Equity:
     Preferred Stock - without par value;
         authorized 500,000 shares, none issued
     Common Stock - $1 par value; authorized
         3,500,000 shares; issued and outstanding
         1,194,432 shares - stated value                                  1,434,000

Capital Surplus                                                           3,450,000

Retained Earnings Accumulated Since
     July 1, 1985                                                           103,000
                                                                         ----------

Total Stockholders' Equity                                                4,987,000
                                                                         ----------

     Total Liabilities and Stockholders' Equity                          $5,587,000
                                                                         ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                             -------------------------------
                                                                                1995                1994
                                                                             -----------         -----------
Income:
     Interest, Dividend and Other                                            $   31,000          $   26,000
     Equity in Loss of Investment                                               (12,000)            (63,000)
                                                                             ----------          ----------
         Total Income/(Loss)                                                     19,000             (37,000)
                                                                             ----------          ----------

Operating Expenses:
     General and Administrative                                                 118,000             100,000
     Amortization of Excess Cost of Investment                                   43,000              43,000
                                                                             ----------          ----------
         Total Expenses                                                         161,000             143,000
                                                                             ----------          ----------

Loss Before Minority Interests                                                 (142,000)           (180,000)
Minority Interest in Subsidiaries' Losses                                         1,000               5,000
                                                                             ----------          ----------

Net Loss                                                                     $ (141,000)         $ (175,000)
                                                                             ==========          ==========

Net Loss Per Share                                                           $     (.12)         $     (.15)
                                                                             ==========          ==========



Weighted Average Number of Common
     Shares Outstanding                                                       1,194,432           1,194,432
                                                                             ==========          ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                             -------------------------------
                                                                                1995                1994
                                                                             -----------         -----------
Income:
     Interest, Dividend and Other                                            $   97,000          $   74,000
     Equity in Loss of Investment                                               (22,000)            (77,000)
                                                                             ----------          ----------
         Total Income/(Loss)                                                     75,000              (3,000)
                                                                             ----------          ----------

Operating Expenses:
     General and Administrative                                                 215,000             183,000
     Amortization of Excess Cost of Investment                                   87,000              87,000
                                                                             ----------          ----------
         Total Expenses                                                         302,000             270,000
                                                                             ----------          ----------

Loss Before Minority Interests                                                 (227,000)           (273,000)
Minority Interest in Subsidiaries' Losses                                         2,000               8,000
                                                                             ----------          ----------

Net Loss                                                                     $ (225,000)         $ (265,000)
                                                                             ==========          ==========

Net Loss Per Share                                                           $     (.19)         $     (.22)
                                                                             ==========          ==========


Weighted Average Number of Common
     Shares Outstanding                                                       1,194,432           1,194,432
                                                                             ==========          ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                             -------------------------------
                                                                                1995                1994
                                                                             -----------         -----------
Cash Flows from Operating Activities:
     Net Loss                                                                $ (225,000)         $ (265,000)
     Adjustments to Reconcile Net Loss to Net
     Cash Used in Operating Activities:
         Equity in Loss of Investment                                            22,000              77,000
         Amortization of Excess Cost of Investment                               87,000              87,000
         Minority Interest in Subsidiaries' Losses                               (2,000)             (8,000)
     Change in Assets and Liabilities:
         Decrease in Accounts Payable and
              Accrued Liabilities                                                (6,000)             --
                                                                             ----------          ----------

     Net Cash Used in Operating Activities and
         Net Decrease in Cash and Cash Equivalents                             (124,000)           (109,000)

     Cash and Cash Equivalents at Beginning
         of Period                                                            1,744,000           1,958,000
                                                                             ----------          ----------

     Cash and Cash Equivalents at End
         of Period                                                           $1,620,000          $1,849,000
                                                                             ==========          ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1995


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


Note 3 - Notes Receivable - Sixty Eight Thousand, Inc.:

         During March 1995, Sixty Eight Thousand, Inc. paid the Company the interest due for the year ended December 31, 1994 and for the three months ended March 31, 1995. These amounts, $38,500 and $9,625, respectively, have been included in interest income for the three months ended March 31, 1995. Additionally, the maturity date of these notes was extended to December 31, 1995 and the Company received an escrow payment for interest from April 1, 1995 to December 31, 1995, of which $9,625 has been included in interest income for the three months ended June 30, 1995.


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


Note 5 - Subsequent Event:

         The Company held its annual meeting on June 1, 1995. Among the proposals the shareholders were asked to consider and act upon were resolutions to consent to the sale by the Company of its direct and indirect holdings of the common stock of Tigera Group, Inc. ("Tigera") for $.86 per share to Forschner Enterprises, Inc. ("Forschner"), and to adopt a Plan of Complete Liquidation and Dissolution ("Plan").

         On May 31, 1995, the Company received a written offer from Qualis Care L.P. ("Qualis") in which Qualis would either purchase the Tigera shares owned directly or indirectly by the Company for $.90 per share or elect by June 23, 1995 to tender for certain shares of the Company itself.

         On June 1, 1995, the shareholders voted to reject the offer from Forschner and to adjourn until July 10, 1995 the vote on the Plan.

         On June 29, 1995, the Company issued a press release stating that Qualis had not exercised its option to tender and, on July 5, 1995, it issued a further press release stating that Qualis had failed to purchase the Tigera shares owned by the Company.

         On July 7, 1995, the Company received a written offer from Forschner in which Forschner offered to purchase the Tigera shares owned directly and indirectly by the Company for $.90 per share, which offer was to expire on July 10, 1995, following the adjourned meeting of the Company shareholders. The offer contained certain conditions, including the adoption by shareholders of the Plan.

         On July 10, 1995, the Company, its principal shareholder, Albert M. Zlotnick, and five of the six remaining directors of the Company, entered into an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark will acquire all of the issued and outstanding shares of the Company at a price of $5.00 per share for a total of $5,972,160. The agreement is not subject to any financing or similar conditions.

         Mr. Zlotnick agreed to become a consultant to the Company for a period of three years at $360,000 per year for the purpose of finding and analyzing acquisitions for the Company, any of its subsidiaries, and Tigera. In addition, Mr. Zlotnick has agreed to vote with the Company for three years the shares of Tigera common stock that he owns.

         At the adjourned shareholders' meeting, the shareholders voted:

         1. To reject the July 7, 1995 offer from Forschner.

         2. To adopt the Plan of Complete Liquidation and Dissolution if, for any reason whatsoever, the agreement between the Company and A-Mark is not consummated.

         A-Mark is a privately held Santa Monica-based company which, through its wholly owned subsidiaries, is primarily engaged in the businesses of wholesaling, brokering, marketing, auctioning and financing precious metals, rare coins, stamps, manuscripts and other collectibles.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  June 30, 1995

                  General

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

                  On January 20, 1995, the Board of Directors called for a Shareholders' meeting to approve, among other things, the sale by the Company of its direct and indirect holdings of the common stock of Tigera Group, Inc. ("Tigera") to Forschner Enterprises, Inc. ("Forschner") for $4,076,400 and to adopt a Plan of Complete Liquidation and Dissolution ("Plan"). The meeting was held on June 1, 1995.

                  On May 31, 1995, the Company received a written offer from Qualis Care L.P. ("Qualis") in which Qualis would either purchase the Tigera shares owned directly or indirectly by the Company for $.90 per share or elect by June 23, 1995 to tender for certain shares of the Company itself.

                  On June 1, 1995, the shareholders voted to reject the offer from Forschner and to adjourn until July 10, 1995 the vote on the Plan.

                  On June 29, 1995, the Company issued a press release stating that Qualis had not exercised its option to tender and, on July 5, 1995, it issued a further press release stating that Qualis had failed to purchase the Tigera shares owned by the Company.

                  On July 7, 1995, the Company received a written offer from Forschner in which Forschner offered to purchase the Tigera shares owned directly and indirectly by the Company for $.90 per share, which offer was to expire on July 10, 1995, following the adjourned meeting of the Company shareholders. The offer contained certain conditions, including the adoption by shareholders of the Plan.

                  On July 10, 1995, the Company, its principal shareholder, Albert M. Zlotnick, and five of the six remaining directors, entered into an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark will acquire all of the issued and outstanding shares of the Company at a price of $5.00 per share for a total of $5,972,160. The agreement is not subject to any financing or similar conditions.

                  Mr. Zlotnick agreed to become a consultant to the Company for a period of three years at $360,000 per year for the purpose of finding and analyzing acquisitions for the Company, any of its subsidiaries, and Tigera. In addition, Mr. Zlotnick has agreed to vote with the Company for three years the shares of Tigera common stock that he owns.

                  At the adjourned shareholders' meeting, the shareholders voted:

                  1. To reject the July 7, 1995 offer from Forschner.

                  2. To adopt the Plan of Complete Liquidation and Dissolution if, for any reason whatsoever, the agreement between the Company and A-Mark is not consummated.

                  A-Mark is a privately held Santa Monica-based company which, through its wholly owned subsidiaries, is primarily engaged in the businesses of wholesaling, brokering, marketing, auctioning and financing precious metals, rare coins, stamps, manuscripts and other collectibles.

                  Results of Operations

                  Interest, dividend and other income were $31,000 and $97,000, respectively, for the three and six months ended June 30, 1995, as compared to $26,000 and $74,000, respectively for the three and six months ended June 30, 1994. The increase is primarily due to the receipt of an interest payment of $57,750 in 1995 from Sixty Eight Thousand, Inc. for the interest due on the notes receivable for 1994 and the first and second quarters of 1995, as compared to the receipt of an interest payment of approximately $32,000 in 1994 for the interest due on the notes receivable for 1993.

                  The equity in loss of investment and amortization of excess cost of investment relate to the Company's purchase in December 1992 of 22.5% of the outstanding shares of Tigera. The principal activity of Tigera consists of seeking and evaluating candidates for acquisition. Tigera's net losses were $53,000 and $99,000, respectively, for the three and six months ended June 30, 1995, as compared to $279,000 and $340,000, respectively, for the three and six months ended June 30, 1994.

                  General and administrative expenses increased to $118,000 and $215,000, respectively, for the three and six months ended June 30, 1995, from $100,000 and $183,000, respectively, for the three and six months ended June 30, 1994. The increase is primarily attributable to increased professional fees in connection with the proposed sale of the Tigera shares and Plan of Complete Liquidation and Dissolution and the holding of the Annual Meeting of Shareholders.

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

                  Liquidity and Capital Resources

                  Cash and cash equivalents decreased to $1,620,000 as of June 30, 1995, compared with $1,744,000 as of December 31, 1994. The decrease is attributable to expenditures for general and administrative expenses.

                  As of June 30, 1995, the Company's principal source of funds consisted of $1,620,000 in cash and cash equivalents. Near-term capital requirements for operating expenses and payment of liabilities are expected to be financed through cash flow from interest income and existing cash balances.

PART II. Other Information

         Item 1.  Legal Proceedings

                  None.


         Item 2.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits  -  None.
                  (b) Reports on Form 8-K: Forms 8-K relating to Item 5, Other Events, were filed on June 6, 1995 and July 14, 1995, and both are incorporated herein by reference.

                   No other applicable items.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BEVERLY HILLS BANCORP
                                             (Registrant)



                                             By: /s/  Robert E. Kelly
                                                 ------------------------------
                                                 Robert E. Kelly
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

Dated:   August 4, 1995

                                EXHIBIT INDEX

Exhibit No.                     Description                        Page No.
- -----------                     ------------                       -------
EX-27                           Financial Data Schedule