Form 10QSB
period 1995-09-30
BEVERLY HILLS BANCORP
filed 1995-11-13
CIK 11917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the period from __________ to __________


                         Commission File Number 0-4559
                         -----------------------------

                             BEVERLY HILLS BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        CALIFORNIA                                    95-2588374
  ---------------------------         --------------------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification Number)


 100 WILSHIRE BOULEVARD, SUITE 1940, SANTA MONICA, CA            90401
 ---------------------------------------------------------   ---------------
    (Address of principal executive offices)                   (Zip Code)


    Registrant's telephone number, including area code:      310-395-7754
                                                             ------------

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

Number of shares of Common Stock, $1.00 par value, outstanding as of September 30, 1995: 1,194,432.

                             BEVERLY HILLS BANCORP
                               TABLE OF CONTENTS

                                                                                                     Page
PART I.    Financial Information                                                                    Number
           ---------------------                                                                    ------
           Item 1.     Financial Statements

                           Condensed Financial Statements                                            3-4

                           Condensed Statement of
                           Net Assets (Liquidation Basis) -- September 30, 1995                        5

                           Condensed Statement of Changes
                           in Net Assets in Liquidation (1995) and
                           Condensed Consolidated Statement of
                           Operations (1994) -- For the Three Months
                           Ended September 30, 1995 and 1994                                           6

                           Condensed Statement of Changes
                           in Net Assets in Liquidation (1995) and
                           Condensed Consolidated Statement of
                           Operations (1994) -- For the Nine Months
                           Ended September 30, 1995 and 1994                                           7

                           Condensed Statements of Cash
                           Flows -- For the Nine Months Ended
                           September 30, 1995 and 1994                                                 8

                           Notes to Condensed Financial Statements                                  9-12

           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                               12-15

PART II.   Other Information
           -----------------

           Item 1.     Legal Proceedings                                                              16
           Item 4.     Submission of Matters to a Vote of Security Holders                         16-17
           Item 6.     Exhibits and Reports on Form 8-K                                               17

SIGNATURE                                                                                             17

PART I.         Financial Information

                Item 1.         Beverly Hills Bancorp--Financial Statements

                         Condensed Financial Statements
                                  (Unaudited)

                The Condensed Financial Statements included herein have been prepared by Beverly Hills Bancorp (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the net assets, changes in net assets in liquidation and results of operations as of and for the periods indicated.

                It is suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1994, included in the Beverly Hills Bancorp Form 10-KSB Annual Report to the Securities and Exchange Commission.

                The Company has adopted the liquidation basis of accounting as of September 30, 1995. Therefore, the Company's investments in subsidiaries are stated at their estimated realizable value and the subsidiaries' assets and liabilities are no longer consolidated with the Company's financial statements. This basis of accounting is considered appropriate when the Company has adopted a Plan of Complete Liquidation and Dissolution (the "Plan") and liquidation appears imminent, the Company is no longer viewed as a going concern and the net realizable value of the Company's assets are reasonably determinable.
Under this basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs of liquidating the Company are provided to the extent they are reasonably determinable.

                The Plan provides for the liquidation of all of the Company's assets. In connection with the adoption of the liquidation basis of accounting, the Company has accrued what management believes are reasonable estimates of realizable value and costs to liquidate its remaining assets. The actual realizable value and costs may differ significantly depending on a number of factors, including the length of time it takes to dispose of and the amount received for the remaining assets and the holding costs associated therewith. Estimated costs to liquidate are reflected in the Statement of Net Assets as "Reserve for Remaining Lease Obligations" and "Reserve for Estimated Costs of Operation, Liquidation and Dissolution."

                The Condensed Consolidated Statements of Operations and of Cash Flows for 1994 were prepared on a going concern basis of accounting which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Condensed Financial Statements for 1995 were prepared on the liquidation basis of accounting. The effects of adopting the Plan are explained in Note 2 - Plan of Complete Liquidation and Dissolution.

                The changes in net assets in liquidation for the three and nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.

                See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                       CONDENSED STATEMENT OF NET ASSETS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1995



ASSETS                                                                              LIQUIDATION BASIS
                                                                                    -----------------
Cash and Cash Equivalents                                                               $  610,000
Investment in Tigera Group, Inc.                                                         4,266,000
Investments in Subsidiaries                                                                532,000
Notes Receivable - Officer/Shareholder                                                     250,000
Notes Receivable - Sixty Eight Thousand, Inc.                                              200,000
Investment in Comprehensive Holdings Corporation, S.A.                                     200,000
                                                                                        ----------
    Total Assets                                                                         6,058,000
                                                                                        ----------

LIABILITIES

Accounts Payable and Accrued Liabilities                                                    84,000
Reserve for Remaining Lease Obligations                                                     80,000
Reserve for Estimated Costs of Operation, Liquidation
    and Dissolution                                                                        272,000
                                                                                        ----------
    Total Liabilities                                                                      436,000
                                                                                        ----------
    Net Assets in Liquidation                                                           $5,622,000
                                                                                        ==========





           See Accompanying Notes to Condensed Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
       CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (1995)
           AND CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (1994)
                                  (UNAUDITED)



                                                                              FOR THE THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                    ------------------------------------------
                                                                           1995                   1994
                                                                    -------------------  ---------------------
                                                                    (Liquidation Basis)  (Going Concern Basis)
Income:
    Interest, Dividend and Other                                         $    33,000           $   16,000
    Equity in Loss of Investment                                              (2,000)             (19,000)
    Forfeited Deposit                                                        100,000                   --
                                                                         -----------           ----------
         Total Income/(Loss)                                                 131,000               (3,000)
                                                                         -----------           ----------
Operating Expenses:
    General and Administrative                                                94,000               93,000
    Amortization of Excess Cost of Investment                                 44,000               44,000
                                                                         -----------           ----------
         Total Expenses                                                      138,000              137,000
                                                                         -----------           ----------
Loss Before Minority Interests and Effects of
    Liquidation                                                               (7,000)            (140,000)
Minority Interests in Subsidiaries' Losses                                     1,000                2,000
                                                                         -----------           ----------
Loss Before Effects of Liquidation                                            (6,000)            (138,000)
Effects of Liquidation                                                       643,000                  ---
                                                                         -----------           ----------
Net Income/(Loss)                                                        $   637,000           $ (138,000)
                                                                         ===========           ==========
Net Income/(Loss) Per Share                                                  $.53                $(.12)
                                                                         ===========           ==========
Weighted Average Number of Common
    Shares Outstanding                                                     1,194,432            1,194,432
                                                                         ===========           ==========




           See Accompanying Notes to Condensed Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
       CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (1995)
           AND CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (1994)
                                  (UNAUDITED)



                                                                               FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                    --------------------------------------------
                                                                           1995                    1994
                                                                    -------------------    ---------------------
                                                                    (Liquidation Basis)    (Going Concern Basis)
Income:
    Interest, Dividend and Other                                         $   130,000            $    90,000
    Equity in Loss of Investment                                             (24,000)               (96,000)
    Forfeited Deposit                                                        100,000                     --
                                                                         -----------            -----------
         Total Income/(Loss)                                                 206,000                 (6,000)
                                                                         -----------            -----------

Operating Expenses:
    General and Administrative                                               309,000                276,000
    Amortization of Excess Cost of Investment                                131,000                131,000
                                                                         -----------            -----------
         Total Expenses                                                      440,000                407,000
                                                                         -----------            -----------
Loss Before Minority Interests and Effects of
    Liquidation                                                             (234,000)              (413,000)
Minority Interests in Subsidiaries' Losses                                     3,000                 10,000
                                                                         -----------            -----------
Loss Before Effects of Liquidation                                          (231,000)              (403,000)
Effects of Liquidation                                                       643,000                     --
                                                                         -----------            -----------
Net Income/(Loss)                                                        $   412,000            $  (403,000)
                                                                         ===========            ===========

Net Income/(Loss) Per Share                                                 $ .35                 $ (.34)
                                                                            =====                 ======


Weighted Average Number of Common
    Shares Outstanding                                                     1,194,432              1,194,432
                                                                           =========              =========




           See Accompanying Notes to Condensed Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                               FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                    --------------------------------------------
                                                                           1995                    1994
                                                                    -------------------    ---------------------
                                                                    (Liquidation Basis)    (Going Concern Basis)
                                                                                               (Consolidated)
Cash Flows from Operating Activities:
    Net Income/(Loss)                                                   $    412,000            $ (403,000)
    Adjustments to Reconcile Net Income/(Loss) to
    Net Cash Used in Operating Activities:
         Equity in Loss of Investment                                         24,000                96,000
         Amortization of Excess Cost of Investment                           131,000               131,000
         Minority Interests in Subsidiaries' Losses                           (3,000)              (10,000)
         Effects of Liquidation                                             (643,000)                   --
    Change in Assets and Liabilities:
         Change in Presentation of Minority Interests in
             Subsidiaries                                                 (1,039,000)                   --
         Increase/(Decrease) in Accounts Payable
             and Accrued Liabilities                                         (16,000)                2,000
                                                                        ------------            ----------
    Net Cash Used in Operating Activities and
         Net Decrease in Cash and Cash Equivalents                        (1,134,000)             (184,000)
    Cash and Cash Equivalents at Beginning
         of Period                                                         1,744,000             1,958,000
                                                                        ------------            ----------
    Cash and Cash Equivalents at End
         of Period                                                      $    610,000            $1,774,000
                                                                        ============            ==========




           See Accompanying Notes to Condensed Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1995


Note 1-         Basis of Presentation:

                The Condensed Financial Statements included herein have been prepared by Beverly Hills Bancorp (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the net assets, changes in net assets in liquidation and results of operations as of and for the periods indicated.

                It is suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1994, included in the Beverly Hills Bancorp Form 10-KSB Annual Report to the Securities and Exchange Commission.

                The Company has adopted the liquidation basis of accounting as of September 30, 1995. Therefore, the Company's investments in subsidiaries are stated at their estimated realizable value and the subsidiaries' assets and liabilities are no longer consolidated with the Company's financial statements. This basis of accounting is considered appropriate when the Company has adopted a Plan of Complete Liquidation and Dissolution (the "Plan") and liquidation appears imminent, the Company is no longer viewed as a going concern and the net realizable value of the Company's assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs of liquidating the Company are provided to the extent they are reasonably determinable.

                The Plan provides for the liquidation of all of the Company's assets. In connection with the adoption of the liquidation basis of accounting, the Company has accrued what management believes are reasonable estimates of realizable value and costs to liquidate its remaining assets. The actual realizable value and costs may differ significantly depending on a number of factors, including the length of time it takes to dispose of and the amount received for the remaining assets and the holding costs associated therewith. Estimated costs to liquidate are reflected in the Statement of Net Assets as "Reserve for Remaining Lease Obligations" and "Reserve for Estimated Costs of Operation, Liquidation and Dissolution."

                The Condensed Consolidated Statements of Operations and of
Cash Flows for 1994 were prepared on a going concern basis of accounting which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Condensed Financial Statements for 1995 were prepared on the liquidation basis of accounting. The effects of adopting the Plan are explained in Note 2 - Plan of Complete Liquidation and Dissolution.

Note 2-         Plan of Complete Liquidation and Dissolution


                On July 10, 1995, the Company, its principal shareholder,
Albert M. Zlotnick, and five of the six remaining directors had reached an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark was to acquire all the issued and outstanding shares of the Company. The Company received a deposit of $100,000 from A-Mark, which deposit was to be forfeited if the tender offer with the terms set forth was not made or commenced within the time period stated. On September 6, 1995, A-Mark stated that it would not go through with the purchase and, thereby, forfeited its deposit.

                Since the agreement between the Company and A-Mark was not consummated, the Company is operating in accordance with a Plan of Complete Liquidation and Dissolution which was adopted by the Company's shareholders at their adjourned annual meeting on July 10, 1995.

         Effects of Liquidation:

                The net adjustment at September 30, 1995 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in the carrying value of net assets of $643,000 which was included in the Condensed Statement of Net Assets and of Changes in Net Assets. This increase is a result of recording estimated realizable values and costs, as follows:

         1.      Increase in valuation of Investment in
                 Tigera Group, Inc. ("Tigera") to estimated
                 realizable value of $.90 per share                     $   995,000

         2.      Reserve for Remaining Lease Obligations                    (80,000)

         3.      Reserve for Estimated Costs of Operation,
                 Liquidation and Dissolution                               (272,000)
                                                                        -----------
                 Effects of Liquidation                                 $   643,000
                                                                        ===========

                The increase in valuation of the Tigera shares is based on the sale of such shares, as discussed in Note 7 - Subsequent Event.

Note 3-         Net Income/(Loss) per Share:

                Net income/(loss) per share is based on the weighted average number of common shares outstanding during each period.

Note 4-         Investments in Subsidiaries:

                 As stated, the Company has adopted the liquidation basis of accounting. Therefore, the Company's investments in subsidiaries are stated at their estimated realizable value and the subsidiaries' assets and liabilities are no longer consolidated with the Company's financial statements.

Note 5-         Notes Receivable - Sixty Eight Thousand, Inc.:

                During March 1995, Sixty Eight Thousand, Inc. paid the
Company the interest due for the year ended December 31, 1994 and for the three months ended March 31, 1995. These amounts, $38,500 and $9,625, respectively, have been included in interest income for the three months ended March 31, 1995. Additionally, the maturity date of these notes was extended to December 31, 1995 and the Company received an escrow payment for interest from April 1, 1995 to December 31, 1995, of which $9,625 has been included in interest income for each of the three months ended June 30, 1995 and September 30, 1995.

Note 6-         Income Taxes:

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

                Due to the Plan of Complete Liquidation and Dissolution, it is anticipated that the Company will not fully utilize these net operating loss carryforwards.

Note 7-  Subsequent Event:

                On November 8, 1995, the Company sold to Forschner Enterprises, Inc. ("Forschner") its holding of Tigera shares owned directly and indirectly for $.90 per share, or a total sales price of $4,266,000. Forschner also purchased or agreed to purchase certain shares of Tigera owned by Albert M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share. Tigera retained Albert M. Zlotnick as a consultant for a period of two years at a rate of $180,000 per year and Forschner agreed to retain him for a third year, under certain circumstances. Additionally, Forschner has agreed, if requested, to either arrange for the sale in the open market or purchase themselves within five months of the closing date, any shares of Tigera owned by Directors of the Company who will be resigning as Directors of Tigera and by an individual affiliated with them (1,638,276 shares in total) at $.90 per share.

                The Board also approved, as part of the Plan of Complete Liquidation and Dissolution, a payment of $3.50 per share by January 31, 1996.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                        September 30, 1995

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

                 On July 10, 1995, the Company, its principal shareholder, Albert M. Zlotnick, and five of the six remaining directors had reached an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark was to acquire all the issued and outstanding shares of the Company. The Company received a deposit of $100,000 from A-Mark, which deposit was to be forfeited if the tender offer with the terms set forth was not made or commenced within the time period stated. On September 6, 1995, A-Mark stated that it would not go through with the purchase and, thereby, forfeited its deposit.

                 Since the agreement between the Company and A-Mark was not consummated, the Company is operating in accordance with a Plan of Complete Liquidation and Dissolution which was adopted by the Company's shareholders at their adjourned annual meeting on July 10, 1995.

                 Effects of Liquidation:

                 The net adjustment at September 30, 1995 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in the carrying value of net assets of $643,000 which was included in the Condensed Statement of Net Assets and of Changes in Net Assets. This increase is a result of recording estimated realizable values and costs, as follows:

                 1.     Increase in valuation of Investment in
                        Tigera Group, Inc. ("Tigera") to estimated
                        realizable value of $.90 per share              $   995,000

                 2.     Reserve for Remaining Lease Obligation              (80,000)

                 3.     Reserve for Estimated Costs of Operations,
                        Liquidation and Dissolution                        (272,000)

                                                                        -----------
                        Effects of Liquidation                          $   643,000
                                                                        ===========


                 The increase in valuation of the Tigera shares is based on the sale of such shares, as discussed herein.

                 On November 8, 1995, the Company sold to Forschner Enterprises, Inc. ("Forschner") its holding of Tigera shares owned directly and indirectly for $.90 per share, or a total sales price of $4,266,000. Forschner also purchased or agreed to purchase certain shares of Tigera owned by Albert
M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share. Tigera retained Albert M. Zlotnick as a consultant for a period of two years at a rate of $180,000 per year and Forschner agreed to retain him for a third year under certain circumstances. Additionally, Forschner has agreed, if requested, to either arrange for the sale in the open market or purchase themselves within five months of the closing date, any shares of Tigera owned by Directors of the Company who will be resigning as Directors of Tigera and by an individual affiliated with them (1,638,276 shares in total) at $.90 per share.

                 The Board also approved, as part of the Plan of Complete Liquidation and Dissolution, a payment of $3.50 per share by January 31, 1996.

                 Results of Operations

                 Interest, dividend and other income were $33,000 and $130,000, respectively, for the three and nine months ended September 30, 1995, as compared to $16,000 and $90,000, respectively for the three and nine months ended September 30, 1994. The increase is primarily due to the receipt of an interest payment of $67,375 in 1995 from Sixty Eight Thousand, Inc. for the interest due on the notes receivable for 1994 and the first, second and third quarters of 1995, as compared to the receipt of an interest payment of approximately $32,000 in 1994 for the interest due on the notes receivable for 1993.

                 The equity in loss of investment and amortization of excess cost of investment relate to the Company's purchase in December 1992 of 22.5% of the outstanding shares of Tigera. The principal activity of Tigera consists of seeking and evaluating candidates for acquisition. Tigera's net losses were $7,000 and $106,000, respectively, for the three and nine months ended September 30, 1995, as compared to $87,000 and $427,000, respectively, for the three and nine months ended September 30, 1994.

                 General and administrative expenses increased to $94,000 and $309,000, respectively, for the three and nine months ended September 30, 1995, from $93,000 and $276,000, respectively, for the three and nine months ended September 30, 1994. The increase is primarily attributable to increased professional fees in connection with the sale of the Tigera shares and Plan of Complete Liquidation and Dissolution and the holding of the Annual Meeting of Shareholders.

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

                 Due to the Plan of Complete Liquidation and Dissolution, it is anticipated that the Company will not fully utilize these net operating loss carryforwards.

                 Liquidity and Capital Resources

                 Cash and cash equivalents decreased to $610,000 as of September 30, 1995, compared with $1,744,000 as of December 31, 1994. The decrease is attributable to expenditures for general and administrative expenses and the restatement of the investments in subsidiaries.

                 As of September 30, 1995, the Company's principal source of funds consisted of $610,000 in cash and cash equivalents. Near-term capital requirements for operating expenses and payment of liabilities are expected to be financed through cash flow from interest income and existing cash balances.

PART II.                Other Information

                        Item 1.  Legal Proceedings

                        None.

                        Item 4. Submission of Matters to a Vote of Security Holders

                        (a) The Company held its Annual Meeting of Shareholders ("Annual Meeting") on June 1, 1995. At such Annual Meeting, the following matters were voted upon:

                                 (1)     Approval of sale by the Company of
                                         its direct and indirect holdings of
                                         the common stock of Tigera Group,
                                         Inc. to Forschner Enterprises,
                                         Inc. for the sum of $4,076,400:

                                          Votes For        150,112
                                          Votes Against    804,944
                                          Abstentions        3,147

                                 (2)     Adjourn the Vote on the Adoption of
                                         the Plan of Complete Liquidation and
                                         Dissolution until July 10, 1995:


                                         Votes For       1,011,378
                                         Votes Against         200

                                 (3)     Election of seven directors to serve
                                         until the sooner of (i) the filing of a
                                         Certificate of Dissolution with the
                                         State of California, or (ii) until the
                                         next annual meeting of shareholders or
                                         (iii) until their respective successors
                                         are duly elected and qualified.



                                                                                   NUMBER OF VOTES
                                                                                -----------------------
                                                                                   FOR           ABSTAIN
                                                                                ---------        -------
                                       Michael S. Berlin                          989,102          200
                                       Philip R. Hankin                           989,102          200
                                       Irving I. Lassoff                          989,102          200
                                       James A. Martin III                        989,102          200
                                       Daniel A. Rivetti                        1,009,153          200
                                       Albert M. Zlotnick                         989,102          200
                                       David B. Zlotnick                          989,102          200

                                 (4)   Ratification of the appointment of BDO
                                       Seidman as independent certified public
                                       accountants for the year ending December
                                       31, 1995:

                                       Votes For                  1,007,858
                                       Votes Against                  1,769
                                       Abstentions                    1,911

                        (b) The Company reconvened its Annual Meeting on July 10, 1995. On that date, the following matters were voted upon:


                                 (1)     Reconsider Proposal No. 1 from the
                                         Annual Meeting held on June 1, 1995,
                                         relating to the offer by Forschner
                                         Enterprises, Inc. to purchase the
                                         Company's direct and indirect holdings
                                         of the common stock of Tigera Group,
                                         Inc.



                                          Votes For        1,010,198
                                          No other votes were cast.


                                 (2)     Approval of sale by the Company of
                                         its direct and indirect holdings of
                                         the common stock of Tigera Group, Inc.
                                         to Forschner Enterprises, Inc. for the
                                         increased offer of $4,266,000.



                                          Votes Against    1,010,198
                                          No other votes were cast.


                                 (3) To approve and adopt a Plan of Complete Liquidation and Dissolution effective upon the failure to conclude the offer by A-Mark Financial Corporation ("A-Mark") to acquire all of the issued and outstanding shares of the Company, within the time set forth in the agreement with A-Mark.


                                         Votes For        1,010,198 No
                                         other votes were cast.


                        Item 6.    Exhibits and Reports on Form 8-K

                                  (a)  Exhibits  -  None.
                                  (b)  Report on Form 8-K: Form 8-K relating
                                       to Item 5, Other Events, was filed on
                                       July 14, 1995, and is incorporated
                                       herein by reference.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BEVERLY HILLS BANCORP
                                   (Registrant)


                                   By: /s/  Albert M. Zlotnick
                                       ----------------------------------
                                       Albert M. Zlotnick
                                       Chairman of the Board, President
                                       and Chief Executive, Financial
Dated: November 8, 1995                and Accounting Officer

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule