Form 10KSB
period 1995-12-31
BEVERLY HILLS BANCORP
filed 1996-04-11
CIK 11917

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                         Commission file number 0-4559


                              BEVERLY HILLS BANCORP
             (Exact name of registrant as specified in its charter)


            California                                  95-2588374
- ---------------------------------           ----------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

100 Wilshire Boulevard, Suite 1940,
   Santa Monica, California                                90401
- ---------------------------------           ----------------------------------
     (Address of principal                               (Zip Code)
      executive offices)

    Registrant's telephone number, including area code:    (310) 395-7754

     Securities registered pursuant to Section 12(b) of the Act:    None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              -----       -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X       No
                           -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    [    ]

Issuer's revenues for its most recent fiscal year:  None.

Aggregate market value of the Common Stock, $1.00 par value, held by non-affiliates of the registrant at March 19, 1996, was $2,124,248.

Number of shares of Common Stock, $1.00 par value, outstanding as of March 19, 1996, was 1,194,432.



                              Page 1 of 22 pages.
                      Exhibit Index is on page E-1 hereof.

                                     PART I

ITEM 1.  BUSINESS

                 Recent Activities:

                 On November 8, 1995, the Company sold to Forschner Enterprises, Inc. ("Forschner") its holding of Tigera Group, Inc. ("Tigera") shares owned directly and indirectly for $.90 per share, or a total sales price of $4,266,000. Forschner also purchased certain shares of Tigera owned by Albert M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share. Tigera retained Albert M. Zlotnick as a consultant for a period of two years at a rate of $180,000 per year. Additionally, Forschner agreed, if requested, to either arrange for the sale in the open market or purchase themselves within five months of the closing date, any shares of Tigera owned by Directors of the Company who resigned as Directors of Tigera and by an individual affiliated with them (1,638,276 shares in total) at $.90 per share.

                 The Company, as part of the Plan of Complete Liquidation and Dissolution discussed in the Proxy Statement dated April 14, 1995, will make a payment of $3.50 per share of common stock outstanding on April 30, 1996, to shareholders of record as of April 16, 1996.

                 Prior to the sale to Forschner, the following events had occurred:

                 The Board of Directors called for a Shareholders' meeting to be held on June 1, 1995, to approve, among other things, the sale by the Company of its direct and indirect holdings of the common stock of Tigera to Forschner for $.86 per share for a total of $4,076,400 and to adopt a Plan of Complete Liquidation and Dissolution ("Plan"). Prior to the meeting, on May 31, 1995, the Company received a written offer from Qualis Care L.P. ("Qualis") in which Qualis would either purchase the Tigera shares owned directly or indirectly by the Company for $.90 per share for a total of $4,266,000 or elect by June 23, 1995 to tender for certain shares of the Company itself. At the meeting on June 1, 1995, the shareholders voted to reject the offer from Forschner and to adjourn until July 10, 1995 the vote on the Plan.

                 On June 29, 1995, the Company issued a press release stating that Qualis had not exercised its option to tender and, on July 5, 1995, it issued a further press release stating that Qualis had failed to purchase the Tigera shares owned by the Company.
                                        On July 7, 1995, the Company received a
written offer from Forschner in which Forschner offered to purchase the Tigera shares owned directly and indirectly by the Company for $.90 per share for a total of $4,266,000, which offer was to expire on July 10, 1995, following the adjourned meeting of the Company shareholders. The offer contained certain conditions, including the adoption by shareholders of the Plan.

                 On July 10, 1995, the Company reached an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark was to acquire all the issued and outstanding shares of the Company. The Company received a deposit of $100,000 from A-Mark, which deposit was to be forfeited if the tender offer with the terms set forth was not made or commenced within the time period stated. Simultaneously, the Company's shareholders adopted the Plan.

                 On September 6, 1995, A-Mark stated that it would not go through with the purchase and, thereby, forfeited its deposit.

                          History:

                 The history of the Company's activities is that it was organized under the laws of California in 1969 as a one-bank holding company that engaged in banking and related businesses through its subsidiaries. The Company commenced a proceeding for reorganization under Chapter X of the Bankruptcy Act in April 1974. The Bankruptcy Court thereafter appointed a trustee who succeeded to legal title to the Company's assets. The Company's banking operations were disposed of prior to the commencement of the reorganization proceeding. None of the Company's present subsidiaries was included in the reorganization proceeding. A Joint Plan of Reorganization was accepted by a requisite vote of the shareholders and confirmed by the United States District Court for the Central District of California on April 16, 1985. On August 30, 1985, an order was entered discharging the Trustee and terminating the reorganization proceeding.

                 Since 1992, the Company has acquired a controlling interest in three publicly held reporting corporations with no assets other than cash, and a 22.5% interest in Tigera, a publicly held corporation. With respect to the latter, affiliates of the Company had owned or controlled, directly or indirectly, an additional 17.7% of Tigera's issued and outstanding shares. The Company acquired its interest with respect to these corporations with the intention of merging each such corporation with an entity having an ongoing business.

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

                 Executive Officers:

                 During 1995, the Company's executive officers were:

                 Albert M. Zlotnick, age 71, is Chairman of the Board, President, Chief Executive, Financial and Accounting Officer of the Company.
He is a private investor and financial consultant. He is the sole general partner of Asset Ventures I, a Pennsylvania limited partnership which owns 42.9% of the Company's outstanding common stock. Mr. Zlotnick currently serves as Chairman of the Board of Directors of the following public companies:
P.H.C., Inc., Electronic Data Controls, Inc., Robin Industries, Inc., Bala Cynwyd Corporation, Convention Centers, Inc., Upward Technology Corporation and Medtech Diagnostics, Inc., and as a director of Tigera Group, Inc., Comprehensive Holdings Corporation, S.A., and Federated Purchaser, Inc. He has served as a director of the Company since 1985.

                 Irving I. Lassoff, age 67, Secretary and Treasurer of the Company, is President of Lassoff Group, Inc., a real estate advisory company based in Merion, Pennsylvania, which engages in services with respect to the management, investment and sale of commercial, industrial and residential properties, and President of Realty Resources Corp., a company which engages in the development and construction of residential and commercial properties. Mr. Lassoff has held both positions for more than five years and has served as a director of the Company since June 1993.

                 Robert E. Kelly, age 52, served as Vice President and Chief Financial Officer of the Company from August 1993 to October 27, 1995.

                 The Company has one full-time employee and that person is not represented by a union.

ITEM 2.  PROPERTIES

                 The Company shares office space with another company under the terms of a five-year operating lease, making both companies jointly and severally liable under the terms of the lease. The lease expires in January 1997, and the Company's share of future minimum rentals is as follows:

                 1996            $46,000
                 1997              4,000
                                 -------
                                 $50,000
                                 =======

                 Total rental expense was $46,000 for 1995 and 1994.

ITEM 3.  LEGAL PROCEEDINGS

                 In the last week of December 1995, the Company received a summons and complaint with respect to a California corporation, Sixty-Eight Thousand, Inc., a debtor in bankruptcy. The complaint alleged that a payment of interest made by check dated December 30, 1993 in the sum of $32,326.03 was an improper transfer from the bankrupt estate. The Company has put in an answer at this time denying the merits thereof.

                 During March 1996, Arrisystems, Inc. (formerly Sixty-Eight Thousand, Inc., a Nevada corporation, which was the parent of the California corporation) paid to the Company $38,500 to cover the aforementioned claim and has undertaken the defense of the lawsuit. In addition, the Company sold the notes receivable of $385,000 to an unaffiliated third party for $150,000. The Company recorded an additional allowance for loss of $50,000 at December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

                 The Company's common shares are traded in the national over-the-counter market. The following table sets forth the high and low bid and ask quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc.

                                             1995
                           ---------------------------------------
                                 Bid                    Ask
                           -----------------     -----------------
                            High      Low         High        Low
                           ------     ------     ------      -----
         Quarters
         --------
         First             $3         $2 1/2     $4 1/2      $4
         Second             3 1/2      2 5/8      5           4
         Third              3 1/       3          5 1/2       4 1/2
         Fourth             3 1/2      3 1/4      5 1/2       5 1/4

                                            1994
                           ----------------------------------------
                                 Bid                    Ask
                           ----------------     -------------------
                            High       Low       High         Low
                           ------    ------     ------       ------
         Quarters
         --------
         First             $2        $1 1/2     $2 7/8       $2 1/2
         Second             2         1 1/2      2 1/2        2 1/2
         Third              2 1/2     1 1/2      4 1/4        2 1/2
         Fourth             2 5/8     2 1/4      4 1/4        4

                 As of March 19, 1996, there were approximately 1,350 holders of record of the Company's common stock. The Company has never paid a cash dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                 Results of Operations

                 Interest, dividend and other income were $196,000 for the year ended December 31, 1995, as compared to $136,000 for the year ended December 31, 1994. The increase is primarily due to the receipt of an interest payment of $77,000 in 1995 from Sixty Eight Thousand, Inc. for the interest due on the notes receivable for 1995 and 1994, as compared to the receipt of an interest payment of approximately $32,000 in 1994 for the interest due on the notes receivable for 1993.

                 The equity in loss of investment and amortization of excess cost of investment relate to the Company's purchase in December 1992 of 22.5% of the outstanding shares of Tigera, which shares were sold on November 8, 1995. Tigera's net losses were $106,000 for the nine months ended September 30, 1995, as compared to $427,000 for the nine months ended September 30, 1994.

                 General and administrative expenses were $309,000 ($34,333 per month) for the nine months ended September 30, 1995, and $384,000 ($32,000 per month) for the year ended December 31, 1994. The average monthly increase is primarily attributable to increased professional fees in connection with the sale of the Tigera shares and Plan of Complete Liquidation and Dissolution and the holding of the Annual Meeting of Shareholders.

                 On July 10, 1995, the Company reached an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark was to acquire all the issued and outstanding shares of the Company. The Company received a deposit of $100,000 from A-Mark, which deposit was to be forfeited if the tender offer with the terms set forth was not made or commenced within the time period stated. Simultaneously, the Company's shareholders adopted the Plan.

                 On September 6, 1995, A-Mark stated that it would not go through with the purchase and, thereby, forfeited its deposit.

                 Estimated Effects of Liquidation:

                 The net adjustment at September 30, 1995 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in the carrying value of net assets of $643,000 which was included in the Statement of Net Assets and of Changes in Net Assets. This increase is a result of recording estimated realizable values and costs, which costs may be subject to change as facts and circumstances change, as follows:

                          1.     Increase in valuation of Investment in
                                 Tigera to realizable value of $.90 per share             $   995,000

                          2.     Reserve for Remaining Lease Obligation                       (80,000)

                          3.     Reserve for Estimated Costs of Operations,
                                 Liquidation and Dissolution                                 (272,000)
                                                                                          -----------
                                 Estimated Effects of Liquidation                         $   643,000
                                                                                          ===========

                 The increase in valuation of the Tigera shares is based on the sale of such shares. On November 8, 1995, the Company sold to Forschner its holding of Tigera shares owned directly and indirectly for $.90 per share, or a total sales price of $4,266,000. Forschner also purchased certain shares of Tigera owned by Albert M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share. Tigera retained Albert M. Zlotnick as a consultant for a period of two years at a rate of

$180,000 per year. Additionally, Forschner agreed, if requested, to either arrange for the sale in the open market or purchase themselves within five months of the closing date, any shares of Tigera owned by Directors of the Company who resigned as Directors of Tigera and by an individual affiliated with them (1,638,276 shares in total) at $.90 per share.

               The Company files consolidated federal income and combined California franchise tax returns on a cash basis. As of December 31, 1995, the Company has net operating loss carryforwards of approximately $5,000,000 which are available to offset future taxable income expiring from 1997 through 2009. Examination by taxing authorities of open tax years could result in tax assessments and material changes to the net operating loss carryforwards.

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

               As of December 31, 1995, the deferred tax assets related to the net operating loss carryforwards totaling approximately $2,000,000 have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.

               Due to the Plan of Complete Liquidation and Dissolution, it is anticipated that the Company will not fully utilize these net operating loss carryforwards.

               Liquidity and Capital Resources

               Cash and cash equivalents increased to $5,086,000 as of December 31, 1995, compared with $1,744,000 as of December 31, 1994. The increase is attributable to the sale of the Tigera shares, which was partially offset by expenditures for general and administrative expenses and the restatement of the investments in subsidiaries.

               As of December 31, 1995, the Company's principal source of funds consisted of $5,086,000 in cash and cash equivalents. Near-term capital requirements for the payment of liabilities and liquidating dividends are expected to be financed through cash flow from interest income, existing cash balances and the sale of the Company's remaining assets.

ITEM 7.  FINANCIAL STATEMENTS

               The Consolidated Financial Statements of the Company (see Index to Consolidated Financial Statements at Item 13) appear on pages F-3 through F-10.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The following persons are all directors and, where indicated, officers of the Registrant.

               Michael S. Berlin, age 45, is an Associate Clinical Professor at the Jules Stein Eye Institute of the University of California at Los Angeles, where he has been a faculty member since 1980. He is a glaucoma specialist with a private office associated with the Cedars-Sinai Medical Center. He is a member of a number of professional organizations, including the American Academy of Ophthalmology and the American Glaucoma Society.

               Philip R. Hankin, age 57, has been for the past five years Group Sales Manager for Sally Line Ltd., an operator of ferries between the United Kingdom and the European continent.

               Irving I. Lassoff, age 67, Secretary and Treasurer of the Company, is President of Lassoff Group, Inc., a real estate advisory company based in Merion, Pennsylvania, which engages in services with respect to the management, investment and sale of commercial, industrial and residential properties, and President of Realty Resources Corp., a company which engages in the development and construction of residential and commercial properties. Mr. Lassoff has held both positions for more than five years.

               James A. Martin, III, age 47, is President and a director of Sterling Investment Management, Inc., an investment management company based in Atlanta, Georgia. He had been with Roe, Martin & Nieman Investment Management, Inc., a division of Roe, Martin & Nieman, Inc., since 1985. Roe, Martin & Nieman Investment Management, Inc. was purchased from its parent company by its management, of which Mr. Martin was a part, in 1988 and renamed Sterling Investment Management, Inc. in 1991.

               Dr. Daniel A. Rivetti, age 35, is an Associate Professor of Finance at the University of San Diego, School of Business, since 1986. He previously taught at the University of Akron and Kent State University.

               Albert M. Zlotnick, age 71, is Chairman of the Board, President and Chief Executive, Financial and Accounting Officer of the Company. He is a private investor and financial consultant. He is the sole general partner of Asset Ventures I, a Pennsylvania limited partnership which owns 42.9% of the common stock of Beverly Hills Bancorp. Mr. Zlotnick currently serves as Chairman of the Board of Directors of the following public companies: P.H.C., Inc., Electronic Data Controls, Inc., Robin Industries, Inc., Bala Cynwyd Corporation, Convention Centers, Inc., Upward Technology Corporation and Medtech Diagnostics, Inc., and as a director of Tigera Group, Inc., Comprehensive Holdings Corporation, S.A., and Federated Purchasers, Inc.

               David B. Zlotnick, age 42, has been a partner in the Tucson, Arizona office of the law firm of Zlotnick and Thomas and has been engaged in the private practice of law for over five years. David B. Zlotnick is the son of Albert M. Zlotnick.

               The Company has no audit, compensation or nominating committee. The Board of Directors held four meetings during the year ended December 31, 1995. During such period, all of the directors attended 75% or more of the total number of meetings of the Board. Directors of the Company, other than those who hold office and are entitled to remuneration, are entitled to receive $750 for attending each meeting of the Board and $375 for each telephonic meeting. In addition, Board members are reimbursed the expenses of attending such meetings.

               Compliance with Section 16(a) of the Securities Exchange Act of 1934:

               Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, during the most recent calendar year, the Company has not identified any person who failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the said Act during the most recent fiscal year or prior fiscal years, except that Mr. Hankin failed to report timely his election as a director.

               For the names, ages and business experience for the last five years of the executive officers of the Registrant, see Item 1, "Executive Officers".

ITEM 10.       EXECUTIVE COMPENSATION

               The only executive officer to receive compensation in his capacity as such officer during the three-year period ended December 31, 1995, was Albert M. Zlotnick, who received $84,000 per year which included reimbursement for any expenses incurred. The Company has no option plan or other form of compensation.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The following table sets forth, as of March 19, 1996, information regarding the securities holdings of all persons known to own beneficially more than 5% of the Company's outstanding Common Stock. Also set forth in the table are the shares of Common Stock beneficially owned as of that date by each director and all officers and directors as a group. Unless otherwise indicated, such ownership is believe to be direct, with sole voting and investment powers.

         NAME AND ADDRESS                                   SHARES BENEFICIALLY          PERCENT OF
         OF BENEFICIAL OWNER                                       OWNED                 CLASS   (C)
         -------------------                                --------------------         -----------
         Sirak M. Baloyan  (A)                                    239,579(1)                20.06%

         P. O. Box 1645
         San Ysidro, CA 92143

         Asset Ventures I  (A)                                    512,377                   42.90%

         301 City Avenue
         Bala Cynwyd, PA 19004

         Albert M. Zlotnick    (A) (B)                            561,834(2)                47.04%
         301 City Avenue
         Bala Cynwyd, PA 19004

         Michael S. Berlin, M.D.    (B)                            13,267(3)                 1.11%
         8733 Beverly Boulevard
         Los Angeles, CA 90048

         Philip R. Hankin    (B)                                        0

         79 Derwent Drive, Telford
         Shropshire TF2 9QR
         United Kingdom

         Irving I. Lassoff      (B)                                 1,630                      *
         314 Old Lancaster Road
         Merion, PA 19066

         James A. Martin, III   (B)                                    0

         3340 Peachtree Road, SE, Suite 1940
         Atlanta, GA  30326

         Daniel A. Rivetti    (B)                                      0
         P. O. Box 7082
         Rancho Santa Fe, CA 92067

         David B. Zlotnick      (B)                                10,773                         *
         1039 North Sixth Avenue
         Tucson, AZ 85705

         All directors and officers
         as a group (7 persons)                                   587,504                      49.19%
- -------------------

    (A)    5% or more shareholders.
    (B)    Current Director.
    (C)    Based on 1,194,432 shares of common stock outstanding.
    *      Less than 1%.
    (1) These shares are held by Merrill Lynch, Pierce, Fenner & Smith, Inc., for the account of U.S.I. Financial Corporation, Ltd., a Cayman Islands corporation wholly owned and controlled by the Estate of Mr. Baloyan.
    (2) Includes 512,377 shares owned by Asset Ventures I in which Mr. Zlotnick is the sole general partner.
    (3) Includes 450 shares held as nominee for Helen Berlin, his mother, and 450 shares held as nominee for Marla Berlin, his sister.

                 Albert M. Zlotnick may be deemed to be a "controlling person" of the Company for purposes of the proxy rules and regulations of the Securities and Exchange Commission.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Mr. Albert M. Zlotnick, the Chairman of the Board of the Company borrowed monies at different times from the Company totaling $250,000. The Company received notes with interest at 6.5% per annum which were unsecured and were originally due on December 31, 1993. The notes' due date was extended to December 31, 1995, and the notes were re-paid during December 1995. During March 1996, Mr. Zlotnick paid the Company $16,250, representing the interest due on the notes for 1995.

                 From time to time during 1995, the Company loaned $50,000 with interest at 10% per annum to an entity affiliated with Mr. Zlotnick, which was re-paid prior to December 31, 1995. During January 1996, the company again advanced this amount.

                 During March 1995, Sixty Eight Thousand, Inc. paid the Company $48,125, representing the interest due for the year ended December 31, 1994 and for the three months ended March 31, 1995. Additionally, the maturity date of these notes was extended to December 31, 1995 and the Company received an escrow payment for interest from April 1, 1995 to December 31, 1995, of $28,875.

                 In the last week of December 1995, the Company received a summons and complaint with respect to a California corporation, Sixty-Eight Thousand, Inc., a debtor in bankruptcy. The complaint alleged that a payment of interest made by check dated December 30, 1993 in the sum of $32,326.03 was an improper transfer from the bankrupt estate. The Company has put in an answer at this time denying the merits thereof.

                 During March 1996, Arrisystems, Inc. (formerly Sixty-Eight Thousand, Inc., a Nevada corporation, which was the parent of the California corporation) paid to the Company $38,500 to cover the aforementioned claim and has undertaken the defense of the lawsuit. In addition, the Company sold the notes receivable of $385,000 to an unaffiliated third party for $150,000. The Company recorded an additional allowance for loss of $50,000 at December 31, 1995.

                                    PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                                    Page
                 (a)  Financial Statements and Exhibits:                                           Number
                      ---------------------------------                                            ------
                      (1)   List of Financial Statements:

                             Report of Independent Certified Public Accountants.                     F-2
                             Statement of Net Assets in Liquidation at
                                December 31,1995.                                                    F-3
                             Statement of Changes in Net Assets in Liquidation (1995)
                                and Consolidated Statement of Operations (1994) for the
                                years ended December 31, 1995 and 1994.                              F-4
                             Consolidated Statement of Stockholders' Equity for
                                the year ended December 31, 1994.                                    F-5
                             Statements of Cash Flows for the years ended December 31,
                                1995 and 1994 (Consolidated)                                         F-6
                             Notes to Financial Statements.                                      F-7 - F-10

                      (2)   List of Exhibits:                                                        E-1

                 (b)  Reports on Form 8-K:
                      -------------------
                      No reports were filed on Form 8-K during the fourth quarter of the year ended December 31, 1995.

                 (c)  Exhibits:
                      --------
                      See List of Exhibits page E-1.

                 (d)  Signatures                                                                  S-1 - S-2
                      ----------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Beverly Hills Bancorp



         We have audited the accompanying statement of net assets in liquidation of Beverly Hills Bancorp as of December 31, 1995, and the related statement of changes in net assets in liquidation and cash flows for the year then ended. In addition, we have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of Beverly Hills Bancorp and Subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 1 to the financial statements, the Board of Directors of Beverly Hills Bancorp approved a plan of liquidation in 1995, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting from the going concern to the liquidation basis.

         In our opinion, such financial statements present fairly, in all material respects, (1) the net assets in liquidation of Beverly Hills Bancorp at December 31, 1995, (2) the changes in its net assets in liquidation and cash flows for the year then ended, and (3) the consolidated results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.




                                                                BDO SEIDMAN, LLP





New York, New York
February 29, 1996, except for Note 9,
     which is as of March 13, 1996.

                             BEVERLY HILLS BANCORP
                     STATEMENT OF NET ASSETS IN LIQUIDATION


                               DECEMBER 31, 1995



                     ASSETS

Cash and Cash Equivalents                                                               $5,086,000
Investments in Subsidiaries                                                                526,000
Investment in Comprehensive Holdings Corporation, S.A.                                     200,000
Notes Receivable - Sixty Eight Thousand, Inc.                                              150,000
Interest Receivable  - Officer/Shareholder                                                  16,000
                                                                                        ----------
    Total Assets                                                                         5,978,000
                                                                                        ----------


                   LIABILITIES

Accounts Payable and Accrued Liabilities                                                    54,000
Reserve for Remaining Lease Obligations                                                     72,000
Reserve for Estimated Costs of Operation, Liquidation
    and Dissolution                                                                        217,000
                                                                                        ----------
Total Liabilities                                                                          343,000
                                                                                        ----------

    Net Assets in Liquidation                                                           $5,635,000
                                                                                        ==========
    Number of Common Shares Outstanding                                                  1,194,432
                                                                                        ==========
    Net Assets in Liquidation Per Share                                                     $ 4.72
                                                                                        ==========





                See Accompanying Notes to Financial Statements.

                             BEVERLY HILLS BANCORP
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (1995)
                AND CONSOLIDATED STATEMENT OF OPERATIONS (1994)

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994




                                                                             1995                1994
                                                                          -----------       -------------
                                                                          Liquidation      (Going Concern
                                                                             Basis              Basis)
Income:
    Interest, Dividend and Other                                          $  196,000        $   136,000
    Equity in Loss of Investment                                             (29,000)           (98,000)
    Forfeited Deposit                                                        100,000            ---
                                                                          ----------         ----------
         Total Income                                                        267,000             38,000
                                                                          ----------         ----------
Operating Expenses:
    General and Administrative                                               306,000            384,000
    Amortization of Excess Cost of Investment                                131,000            174,000
    Allowance for Loss on Notes Receivable                                    50,000            ---
                                                                          ----------         ----------
         Total Expenses                                                      487,000            558,000
                                                                          ----------         ----------
Loss Before Minority Interests and Estimated
    Effects of Liquidation                                                  (220,000)          (520,000)
Minority Interests in Subsidiaries' Losses                                   ---                 11,000
                                                                          ----------         ----------
Loss Before Estimated Effects of Liquidation                                (220,000)          (509,000)
Estimated Effects of Liquidation                                             643,000            ---
                                                                          ----------         ----------
Net Income/(Loss)                                                         $  423,000         $ (509,000)
                                                                          ==========         ==========

Net Income/(Loss) Per Share                                                     $.35              $(.43)
                                                                          ==========         ==========

Weighted Average Number of Common
    Shares Outstanding                                                     1,194,432          1,194,432
                                                                          ==========         ==========





                See Accompanying Notes to Financial Statements.

                             BEVERLY HILLS BANCORP
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1994






                                  Common Stock
                             -------------------------                                           Total
                             Number of        Stated          Capital           Retained      Stockholders'
                             Shares           Value           Surplus           Earnings         Equity
                             ----------      ---------       -----------        ---------       ----------
                                                                                                  (Going
                                                                                                  Concern
                                                                                                   Basis)
December 31, 1993             1,194,432      $1,434,000        $3,450,000        $ 837,000       $5,721,000

  Net Loss for the Year            ----            ----              ----         (509,000)        (509,000)
                              ---------      ----------        ----------        ---------       ----------
December, 31, 1994            1,194,432      $1,434,000        $3,450,000        $ 328,000       $5,212,000
                              =========      ==========        ==========        =========       ==========





         During the year ended December 31, 1995, the Company changed to the liquidation basis of accounting, as explained in Note 1. Therefore, the presentation format used for 1994 is no longer applicable. The effects of the changes to the liquidation basis of accounting are reflected in the Statement of Changes in Net Assets in Liquidation for 1995.





                See Accompanying Notes to Financial Statements.

                             BEVERLY HILLS BANCORP
                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                                              1995               1994
                                                                         ------------       -------------
                                                                         (Liquidation       (Going Concern
                                                                            Basis)              Basis)
                                                                                  (Consolidated)
Cash Flows from Operating Activities:
    Net Income/(Loss)                                                    $   423,000         $ (509,000)
    Adjustments to Reconcile Net Income/(Loss) to
    Net Cash Used in Operating Activities:
         Equity in Loss of Investment                                         29,000             98,000
         Amortization of Excess Cost of Investment                           131,000            174,000
         Minority Interests in Subsidiaries' Losses                          ---                (11,000)
         Allowance for Loss on Notes Receivable                               50,000             ---
         Gain on Sale of Holdings of Tigera Group, Inc.                     (995,000)            ---
         Estimated Costs of Liquidation                                      352,000             ---
         Decrease in Liquidation Reserves                                    (63,000)            ---
    Change in Assets and Liabilities:
         Change in Presentation to Liquidation Basis                      (1,071,000)            ---
         Increase in Interest Receivable                                      16,000             ---
         (Decrease)/Increase in Accounts Payable and
            Accrued Liabilities                                              (46,000)            34,000
                                                                         -----------         ----------
    Net Cash Used in Operating Activities                                 (1,174,000)          (214,000)
                                                                         -----------         ----------
Cash Flows from Investing Activities:
    Proceeds from Sale of Holdings of Tigera Group, Inc.                   4,266,000             ---
    Repayment of Notes Receivable - Officer/Shareholder                      250,000             ---
                                                                         -----------         ----------
    Net Cash Provided by Investment Activities                             4,516,000             ---
                                                                         -----------         ----------
Net Increase/(Decrease) in Cash and Cash Equivalents                       3,342,000           (214,000)

Cash and Cash Equivalents at Beginning of Period                           1,744,000          1,958,000
                                                                         -----------         ----------
Cash and Cash Equivalents at End of Period                               $ 5,086,000         $1,744,000
                                                                         ===========         ==========





                See Accompanying Notes to Financial Statements.

                             BEVERLY HILLS BANCORP
                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995



Note 1 -         Summary of Significant Accounting Policies:

                 Liquidation Basis of Accounting:

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

                 The Board of Directors called for a Shareholder's meeting to be held on June 1, 1995, to, among other things, adopt a Plan of Complete Liquidation and Dissolution ("Plan"). At the meeting on June 1, 1995, the shareholders voted to adjourn the vote on the Plan. On July 10, 1995, the Company's shareholders adopted the Plan.

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

                 The Consolidated Statements of Operations and of Cash Flows for 1994 were prepared on a going concern basis of accounting which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Financial Statements for 1995 were prepared on the liquidation basis of accounting. The effects of adopting the Plan are explained in Note 2 - Plan of Complete Liquidation and Dissolution.

                 Use of Estimates:

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 Reclassification:

                 Certain prior years' amounts have been reclassified to conform to the current year presentation.

                 Cash and Cash Equivalents:

                 Cash and cash equivalents include all bank time deposits, commercial paper and certificates of deposit with an initial maturity of three months or less, money fund accounts and United States Treasury Bills. The carrying value of financial instruments, including cash and cash equivalents, approximated fair value as of December 31, 1995, because of the short maturity of these financial instruments.

                 Net Income/(Loss) per Share:

                 Net income/(loss) per share is based on the weighted average number of common shares outstanding during each period.

                 Income Taxes:

                 Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement provides that deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The effect of this adoption was not material.

Note 2 -         Plan of Complete Liquidation and Dissolution:

                 On July 10, 1995, the Company reached an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark was to acquire all the issued and outstanding shares of the Company. The Company received a deposit of $100,000 from A-Mark, which deposit was to be forfeited if the tender offer with the terms set forth was not made or commenced within the time period stated. Simultaneously, the Company's shareholders approved the Plan discussed in the Proxy Statement dated April 24, 1995.

                 On September 6, 1995, A-Mark stated that it would not go through with the purchase and, thereby, forfeited its deposit.

                 Estimated Effects of Liquidation:

                 The net adjustment at September 30, 1995 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in the carrying value of net assets of $643,000 which was included in the Statement of Net Assets and of Changes in Net Assets. This increase is a result of recording estimated realizable values and costs, which costs may be subject to change as facts and circumstances change, as follows:

                          1.     Increase in valuation of Investment in
                                 Tigera Group, Inc. ("Tigera") to realizable
                                 value of $.90 per share                                  $   995,000(A)

                          2.     Reserve for Remaining Lease Obligation                       (80,000)

                3.     Reserve for Estimated Costs of Operations,
                       Liquidation and Dissolution                          (272,000)
                                                                         -----------
                       Estimated Effects of Liquidation                  $   643,000
                                                                         ===========


- --------------------
(A) The increase in valuation of the Tigera shares is based on the sale of such shares, as discussed in Note 7 - Sale of Holdings of
      Tigera Group, Inc.

                 The Company, as part of the Plan of Complete Liquidation and Dissolution discussed herein, will make a payment of $3.50 per share of common stock outstanding on April 30, 1996, to shareholders of record as of April 16, 1996.

Note 3 -         Investments in Subsidiaries:

                 As stated, the Company has adopted the liquidation basis of accounting. Therefore, the Company's investments in subsidiaries are stated at their estimated realizable value and the subsidiaries' assets and liabilities are no longer consolidated with the Company's financial statements.

Note 4 -         Notes Receivable - Sixty Eight Thousand, Inc.:

                 During March 1995, Sixty Eight Thousand, Inc. paid the Company $48,125, representing the interest due for the year ended December 31, 1994 and for the three months ended March 31, 1995. Additionally, the maturity date of these notes was extended to December 31, 1995 and the Company received an escrow payment for interest from April 1, 1995 to December 31, 1995, of $28,875.

                 In the last week of December 1995, the Company received a summons and complaint with respect to a California corporation, Sixty-Eight Thousand, Inc., a debtor in bankruptcy. The complaint alleged that a payment of interest made by check dated December 30, 1993 in the sum of $32,326.03 was an improper transfer from the bankrupt estate. The Company has put in an answer at this time denying the merits thereof. See Note 9 - Subsequent Event.

Note 5 -         Investment in Comprehensive Holdings Corporation S.A.:

                 The Company has an investment in Comprehensive Holdings Corporation, S.A. ("Comprehensive"), a privately held Luxembourg holding company. The investment represents a share interest of approximately 7% in Comprehensive. Comprehensive, in turn, holds investments in Swiss, Belgian and Israeli concerns.

                 Pro rata audited book value of Comprehensive at March 31, 1995, the date of its most recent annual report, exceeds the cost of this investment. The Corporation is privately held and its shares are not publicly traded. There is no known market for its shares. Transfer of ownership of the shares is subject to prior approval of its Board of Directors.

                 Comprehensive has consistently paid dividends to its shareholders, since the date of this investment, at rates ranging from 6% to 17% of share value. The dividend was approximately $20,000 in 1995 and 1994.

Note 6 -         Income Taxes:

                 The Company files consolidated federal income and combined
California franchise tax returns on a cash basis.   As of December 31, 1995,
the Company has net operating loss carryforwards of approximately $5,000,000 which are available to offset future taxable income expiring from 1997 through 2009. Examination by taxing authorities of open tax years could result in tax assessments and material changes to the net operating loss carryforwards.

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

                 As of December 31, 1995, the deferred tax assets related to the net operating loss carryforwards totaling approximately $2,000,000 have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.

                 Due to the Plan of Complete Liquidation and Dissolution, it is anticipated that the Company will not fully utilize these net operating loss carryforwards.

Note 7 -         Sale of Holdings of Tigera Group, Inc.:

                 On November 8, 1995, the Company sold to Forschner Enterprises, Inc. ("Forschner") its holding of Tigera shares owned directly and indirectly for $.90 per share, or a total sales price of $4,266,000. Forschner also purchased certain shares of Tigera owned by Albert M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share. Tigera retained Albert M. Zlotnick as a consultant for a period of two years at a rate of $180,000 per year. Additionally, Forschner agreed, if requested, to either arrange for the sale in the open market or purchase themselves within five months of the closing date, any shares of Tigera owned by Directors of the Company who resigned as Directors of Tigera and by an individual affiliated with them (1,638,276 shares in total) at $.90 per share.

Note 8 -         Related Party Transaction:

                 Mr. Albert M. Zlotnick, the Chairman of the Board of the Company borrowed monies at different times from the Company totaling $250,000. The Company received notes with interest at 6.5% per annum which were unsecured and were originally due on December 31, 1993. The notes' due date was extended to December 31, 1995, and the notes were re-paid during December 1995. During March 1996, Mr. Zlotnick paid the Company $16,250, representing the interest due on the notes for 1995.

                 From time to time during 1995, the Company loaned $50,000 with interest at 10% per annum to an entity affiliated with Mr. Zlotnick, which was re-paid prior to December 31, 1995. During January 1996, the company again advanced this amount.

Note 9 -         Subsequent Event:

                 During March 1996, Arrisystems, Inc. (formerly Sixty-Eight Thousand, Inc., a Nevada corporation, which was the parent of the California corporation) paid to the Company $38,500 to cover the aforementioned claim and has undertaken the defense of the lawsuit. In addition, the Company sold the notes receivable of $385,000 to an unaffiliated third party for $150,000. The Company recorded an additional allowance for loss of $50,000 at December 31, 1995.

                               INDEX OF EXHIBITS

                                                                                          Sequentially
Exhibit                                                                                    Numbered
Number                                Description                                               Page
- ------                                -----------                                         --------------
3.1                Restated Articles of Incorporation and By-Laws are
                   incorporated herein by reference from the Company's
                   Annual Report on Form 10-K for the year ended December
                   31, 1985.

3.2 Form 8-K relating to Item 2, acquisition or disposition of assets, was filed on February 7, 1995, and is incorporated herein by reference.

3.3 Forms 8-K relating to Item 5, other events, were filed on June 6, 1995 and July 14, 1995, and both are incorporated herein by reference.

12.1               Form 12b-25, filed on March 30, 1994, relating to the
                   Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

16.1               Forms 8-K, 8-K/A, 8-K/A(2) and 8-K/A(3) relating to Item
                   4, changes in accountants, were filed on January 4, 1994, January 20, 1994, February 16, 1994, and March 28,
                   1994, respectively, and are incorporated herein by reference.

21.1 The Tigera Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

21.2 The Tigera Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

21.3 The Tigera Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1994, is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   March 26, 1996                  BEVERLY HILLS BANCORP
                                              (Registrant)



                                        By:    /s/ Albert M. Zlotnick
                                           ------------------------------------
                                           Albert M. Zlotnick
                                           Chairman of the Board, President,
                                           Chief Executive, Financial and
                                           Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        REGISTRANT:  BEVERLY HILLS BANCORP


       Signature                                      Title                                 Date
       ---------                                      -----                                 ----
                                           Director
- ------------------------------------
(Michael S. Berlin)



 /s/  Philip R. Hankin                     Director                                    March 26, 1996
- ------------------------------------
(Philip R. Hankin)



 /s/  Irving I. Lassoff                    Director, Secretary and                     March 26, 1996
- ------------------------------------       Treasurer
(Irving I. Lassoff)



 /s/  James A, Martin, III                 Director                                    March 26, 1996
- ------------------------------------
(James A. Martin, III)



 /s/  Daniel A. Rivetti                    Director                                    March 26, 1996
- ------------------------------------
(Daniel A. Rivetti)



/s/  Albert M. Zlotnick                    Director, Chairman of the Board,            March 26, 1996
- ------------------------------------       President, Chief Executive,
(Albert M. Zlotnick)                       Financial and Accounting Officer




 /s/  David B. Zlotnick                    Director                                    March 26, 1996
- ------------------------------------
(David B. Zlotnick)

                                EXHIBIT INDEX
                                -------------



                 Exhibit 27          Financial Data Schedule