Form 10QSB
period 1996-03-31
BEVERLY HILLS BANCORP
filed 1996-05-14
CIK 11917

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1996

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the period from __________ to __________


                          Commission File Number 0-4559
                          -----------------------------


                              BEVERLY HILLS BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                              95-2588374
     ------------------------         ---------------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification Number)

100 WILSHIRE BOULEVARD, SUITE 1940, SANTA MONICA, CA                    90401
- ----------------------------------------------------                    -----
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

Number of shares of Common Stock, $1.00 par value, outstanding as of March 31, 1996: 1,194,432.

                              BEVERLY HILLS BANCORP
                                TABLE OF CONTENTS

                                                                                                         Page
PART I.           Financial Information                                                                 Number
                                                                                                        ------
                  Item 1.    Financial Statements

                                   Condensed Financial Statements                                         3-4

                                   Condensed Statement of Net Assets
                                   in Liquidation at March 31, 1996                                       5

                                   Condensed Consolidated Statement of
                                   Operations for the three months ended
                                   March 31, 1995                                                         6

                                   Condensed Statements of Cash
                                   Flows for the three months ended
                                   March 31, 1996 and 1995                                                7

                                   Notes to Condensed Financial Statements                                8-10

                  Item 2.    Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                11-12

PART II.          Other Information

                  Item 1.          Legal Proceedings                                                      13
                  Item 6.          Exhibits and Reports on Form 8-K                                       13

SIGNATURE                                                                                                 14

PART I.         Financial Information

                Item 1.  Beverly Hills Bancorp  --  Financial Statements

                         Condensed Financial Statements
                                   (Unaudited)

                           The Condensed Financial Statements included herein
have been prepared by Beverly Hills Bancorp (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the net assets and results of operations as of and for the periods indicated.

                           It is suggested that these Condensed Financial
Statements be read in conjunction with the Financial Statements and the Notes thereto for the year ended December 31, 1995, included in the Beverly Hills Bancorp Form 10-KSB Annual Report to the Securities and Exchange Commission.

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

                           The Condensed Consolidated Statements of Operations
and of Cash Flows for the three months ended March 31, 1995 were prepared on a going concern basis of accounting which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Condensed Financial Statements for the three months ended March 31, 1996 were prepared on the liquidation basis of accounting. The effects of adopting the Plan are explained in Note 2 - Plan of Complete Liquidation and Dissolution.

                           The Condensed Financial Statements for the three
months ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

                           See Item 2 - "Management's Discussion and Analysis of
Financial Condition and Results of Operations."

                              BEVERLY HILLS BANCORP
                CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                 MARCH 31, 1996

ASSETS

Cash and Cash Equivalents                                             $5,221,000
Investments in Subsidiaries                                              526,000
Investment in Comprehensive Holdings Corporation, S.A                    200,000
Other Assets                                                              50,000
                                                                      ----------

     Total Assets                                                      5,997,000
                                                                      ----------

LIABILITIES

Accounts Payable and Accrued Liabilities                                  36,000
Reserve for Remaining Lease Obligations                                   60,000
Reserve for Estimated Costs of Operation, Liquidation
     and Dissolution                                                     231,000
Other Liabilities                                                         35,000
                                                                      ----------
     Total Liabilities                                                   362,000
                                                                      ----------


     Net Assets in Liquidation                                        $5,635,000
                                                                      ==========


     Number of Common Shares Outstanding                               1,194,432
                                                                      ==========


     Net Assets in Liquidation Per Share                              $     4.72
                                                                      ==========


           See Accompanying Notes to Condensed Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1995

Income:
     Interest, Dividend and Other                                   $    66,000
     Equity in Loss of Investment                                       (10,000)
                                                                    -----------
         Total Income                                                    56,000
                                                                    -----------

Operating Expenses:
     General and Administrative                                          97,000
     Amortization of Excess Cost of Investment                           44,000
                                                                    -----------
         Total Expenses                                                 141,000
                                                                    -----------

Loss Before Minority Interests                                          (85,000)
Minority Interest in Subsidiaries' Losses                                 1,000
                                                                    -----------

Net Loss                                                            $   (84,000)
                                                                    ===========


Net Loss Per Share                                                  $      (.07)
                                                                    ===========


Weighted Average Number of Common
     Shares Outstanding                                               1,194,432
                                                                    ===========



            See Accompanying Notes to Condensed Financial Statements.

                              BEVERLY HILLS BANCORP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                         ---------------------------------------
                                                                1996                 1995
                                                         -----------------   -------------------
                                                        (Liquidation Basis) (Going Concern Basis)
                                                                                (Consolidated)
Cash Flows from Operating Activities:
     Net Loss                                                $      --           $   (84,000)
     Adjustments to Reconcile Net Loss to Net
     Cash Provided by/(Used in) Operating Activities:
         Equity in Loss of Investment                               --                10,000
         Amortization of Excess Cost of Investment                  --                44,000
     Change in Assets and Liabilities:
         Decrease in Notes and Interest Receivable               166,000                --
         Increase in Other Assets                                (50,000)               --
         Decrease in Accounts Payable and
              Accrued Liabilities                                (18,000)             (3,000)
         Decrease in Reserve for Remaining
              Lease Obligations                                  (12,000)               --
         Increase in Estimated Costs of Operation,
              Liquidation and Dissolution                         14,000                --
         Increase in Other Liabilities                            35,000                --
                                                             -----------         -----------
     Net Cash Provided by/(Used in) Operating
         Activities and Net Increase/(Decrease)
         in Cash and Cash Equivalents                            135,000             (33,000)

     Cash and Cash Equivalents at Beginning
         of Period                                             5,086,000           1,744,000
                                                             -----------         -----------

     Cash and Cash Equivalents at End
         of Period                                           $ 5,221,000         $ 1,711,000
                                                             ===========         ===========




            See Accompanying Notes to Condensed Financial Statements.

                              BEVERLY HILLS BANCORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1996

Note 1 -      Basis of Presentation:

              The Condensed Financial Statements included herein have been prepared by Beverly Hills Bancorp (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the net assets and results of operations as of and for the periods indicated.

              It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the Notes thereto for the year ended December 31, 1995, included in the Beverly Hills Bancorp Form 10-KSB Annual Report to the Securities and Exchange Commission.

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

              The Condensed Consolidated Statements of Operations and of Cash Flows for the three months ended March 31, 1995 were prepared on a going concern basis of accounting which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Condensed Financial Statements for the three months ended March 31, 1996 were prepared on the liquidation basis of accounting. The effects of adopting the Plan are explained in Note 2 - Plan of Complete Liquidation and Dissolution.

              Use of Estimates:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no changes in the estimates for the three months ended March 31, 1996.

              Reclassification:

              Certain prior years' amounts have been reclassified to conform to the current year presentation.

Note 2 -      Plan of Complete Liquidation and Dissolution:

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
                                                                                ===========

- --------------------

(A) The increase in valuation of the Tigera shares is based on the sale of such shares on November 8, 1995.

              The Company, as part of the Plan of Complete Liquidation and Dissolution discussed in the Proxy Statement dated April 14, 1995, made a payment of $3.50 per share of common stock outstanding on April 30, 1996, to shareholders of record as of April 16, 1996.

Note 3 -      Net Loss per Share:

              Net loss per share is based on the weighted average number of common shares outstanding.

Note 4 -      Investments in Subsidiaries:

              As stated, the Company has adopted the liquidation basis of accounting. Therefore, the Company's investments in subsidiaries are stated at their estimated realizable value and the subsidiaries' assets and liabilities are no longer consolidated with the Company's financial statements.

Note 5 -      Income Taxes:

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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                      March 31, 1996

                           Results of Operations

                           Interest, dividend and other income was $66,000 for
the three months ended March 31, 1995, and consisted primarily of an interest payment of $48,125 from Sixty Eight Thousand, Inc. for the interest due on notes receivable for 1994 and the first quarter of 1995.

                           The equity in loss of investment and amortization of
excess cost of investment for the three months ended March 31, 1995, relate to the Company's prior ownership of 22.5% of the outstanding shares of Tigera which had net losses of $46,000 for the three months ended March 31, 1995.

                           General and administrative expenses were $97,000 for
the three months ended March 31, 1995. They consisted of day-to-day operational costs and professional fees in connection with the sale of the Tigera shares and Plan of Complete Liquidation and Dissolution.

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

                           Liquidity and Capital Resources

                           Cash and cash equivalents increased to $5,221,000 as
of March 31, 1996, compared with $5,086,000 as of December 31, 1995. The increase is attributable to receipt of interest income and the collection of notes and interest receivable which was partially offset by expenditures for various liabilities.

                           As of March 31, 1996, the Company's principal source
of funds consisted of $5,221,000 in cash and cash equivalents. Near-term capital requirements for the payment of liabilities and liquidating dividends are expected to be financed through cash flow from interest income, existing cash balances and the sale of the Company's remaining assets.

                           The Company, as part of the Plan of Complete
Liquidation and Dissolution discussed in the Proxy Statement dated April 14, 1995, made a payment of $3.50 per share of common stock outstanding on April 30, 1996, to shareholders of record as of April 16, 1996.

PART II.        Other Information

                Item 1.    Legal Proceedings

                           None.

                Item 6.    Exhibits and Reports on Form 8-K

                           (a)         Exhibits:  None.
                           (b)         Report on Form 8-K:  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEVERLY HILLS BANCORP
                                        (Registrant)

                                        By:     /s/  Albert M. Zlotnick
                                                --------------------------------
                                                Albert M. Zlotnick
                                                Chairman of the Board, President
                                                and Chief Executive, Financial
Dated:   May 10, 1996                           and Accounting Officer