Form 10QSB
period 1996-06-30
BEVERLY HILLS BANCORP
filed 1996-08-12
CIK 11917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB

    / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 30, 1996

    /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the period from            to
                                      ----------    ----------


                         Commission File Number 0-4559
                      -----------------------------------

                             BEVERLY HILLS BANCORP
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                  95-2588374
 ---------------------------           ---------------------------------------
 (State of Incorporation)              (I.R.S. Employer Identification Number)


  100 WILSHIRE BOULEVARD, SUITE 1940, SANTA MONICA, CA              90401
- ---------------------------------------------------------       --------------
          (Address of principal executive offices)                (Zip Code)


         Registrant's telephone number, including area code:      310-395-7754
                                                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No          .
    ----------        --------

Number of shares of Common Stock, $1.00 par value, outstanding as of June 30, 1996: 1,194,432.

                             BEVERLY HILLS BANCORP
                               TABLE OF CONTENTS

                                                                                                 Page
PART I.          Financial Information                                                          Number
                 ---------------------                                                          ------
                 Item 1.     Financial Statements

                                 Condensed Financial Statements                                    3-4

                                 Condensed Statement of Net Assets
                                 in Liquidation at June 30, 1996                                   5

                                 Condensed Consolidated Statements of
                                 Operations for the three and six
                                 months ended June 30, 1995                                        6

                                 Condensed Statements of Cash Flows
                                 for the six months ended June 30,
                                 1996 and 1995                                                     7

                                 Notes to Condensed Financial Statements                           8-10

                 Item 2.     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                         11-12

PART II.         Other Information
                 -----------------

                 Item 1.     Legal Proceedings                                                     13
                 Item 6.     Exhibits and Reports on Form 8-K                                      13

SIGNATURE                                                                                          14

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

                          The Condensed Consolidated Statements of Operations
and of Cash Flows for the three and six months ended June 30, 1995 were prepared on a going concern basis of accounting which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Condensed Financial Statements for the three and six months ended June 30, 1996 were prepared on the liquidation basis of accounting. The effects of adopting the Plan are explained in Note 2 - Plan of Complete Liquidation and Dissolution.

                          The Condensed Financial Statements for the three and
six months ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

                          See Item 2 - "Management's Discussion and Analysis of
Financial Condition and Results of Operations."

                             BEVERLY HILLS BANCORP
                CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (UNAUDITED)

                                 JUNE 30, 1996



ASSETS

Cash and Cash Equivalents                                                                $  1,760,000
Other Assets                                                                                   25,000
                                                                                         ------------
    Total Assets                                                                            1,785,000
                                                                                         ------------


LIABILITIES

Reserve for Estimated Costs of Operation, Liquidation
    and Dissolution                                                                           247,000
Reserve for Remaining Lease Obligations                                                        48,000
Other Liabilities                                                                              35,000
                                                                                         ------------
    Total Liabilities                                                                         330,000
                                                                                         ------------

    Net Assets in Liquidation                                                            $  1,455,000
                                                                                         ============

    Number of Common Shares Outstanding                                                     1,194,432
                                                                                         ============

    Net Assets in Liquidation Per Share                                                    $1.22
                                                                                         ============





           See Accompanying Notes to Condensed Financial Statements.

                     BEVERLY HILLS BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995


                                                                         Three Months        Six Months
                                                                       --------------        ----------
Income:
    Interest, Dividend and Other                                         $    31,000        $    97,000
    Equity in Loss of Investment                                             (12,000)           (22,000)
                                                                         ------------       ------------
         Total Income                                                         19,000             75,000
                                                                         ------------       ------------

Operating Expenses:
    General and Administrative                                               118,000            215,000
    Amortization of Excess Cost of Investment                                 43,000             87,000
                                                                         ------------       ------------
         Total Expenses                                                      161,000            302,000
                                                                         ------------       ------------

Loss Before Minority Interests                                              (142,000)          (227,000)
Minority Interest in Subsidiaries' Losses                                      1,000              2,000
                                                                         ------------       ------------

Net Loss                                                                 $  (141,000)       $  (225,000)
                                                                         ============       ============

Net Loss Per Share                                                           $(.12)             $(.19)
                                                                         ============       ============

Weighted Average Number of Common
    Shares Outstanding                                                     1,194,432          1,194,432
                                                                         ============       ============





           See Accompanying Notes to Condensed Financial Statements.

                             BEVERLY HILLS BANCORP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                        FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                               -------------------------------------------
                                                                           1996                1995
                                                               --------------------  ---------------------
                                                                (Liquidation Basis)  (Going Concern Basis)
                                                                                         (Consolidated)
Cash Flows from Operating Activities:
    Net Loss                                                             $    ---           $  (225,000)
    Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
         Equity in Loss of Investment                                         ---                22,000
         Amortization of Excess Cost of Investment                            ---                87,000
         Minority Interest in Subsidiaries' Losses                            ---                (2,000)
    Change in Assets and Liabilities:
         Decrease in Investments                                             726,000               ---
         Decrease in Notes and Interest Receivable                           166,000               ---
         Increase in Other Assets                                            (25,000)              ---
         Decrease in Accounts Payable and
             Accrued Liabilities                                             (54,000)            (6,000)
         Decrease in Reserve for Remaining
             Lease Obligations                                               (24,000)              ---
         Increase in Reserve for Estimated Costs of
             Operation, Liquidation and Dissolution                           30,000               ---
         Increase in Other Liabilities                                        35,000               ---
         Payment under Plan of Complete
             Liquidation and Dissolution                                  (4,180,000)              ---
                                                                      ---------------       ------------

    Net Cash Used in Operating Activities and
         Net Decrease in Cash and Cash Equivalents                        (3,326,000)          (124,000)

    Cash and Cash Equivalents at Beginning
         of Period                                                         5,086,000          1,744,000
                                                                      ---------------       ------------

    Cash and Cash Equivalents at End
         of Period                                                       $ 1,760,000        $ 1,620,000
                                                                      ===============       ============





           See Accompanying Notes to Condensed Financial Statements.

                             BEVERLY HILLS BANCORP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1996


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

             The Condensed Consolidated Statements of Operations and of Cash Flows for the three and six months ended June 30, 1995 were prepared on a going concern basis of accounting which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Condensed Financial Statements for the three and six months ended June 30, 1996 were prepared on the liquidation basis of accounting. The effects of adopting the Plan are explained in Note 2 - Plan of Complete Liquidation and Dissolution.

             Use of Estimates:

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no changes in the estimates for the three and six months ended June 30, 1996.

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

Note 2 -     Plan of Complete Liquidation and Dissolution:

             Estimated Effects of Liquidation:

             The net adjustment at September 30, 1995 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in the carrying value of net assets of $643,000 which was included in the Statement of Net Assets and of Changes in Net Assets. This increase is a result of recording estimated realizable values and costs, which costs may be subject to change as facts and circumstances change, as follows:

                 1.  Increase in valuation of Investment in
                     Tigera Group, Inc. ("Tigera") to realizable
                     value of $.90 per share                                           $   995,000 (A)

                 2.  Reserve for Remaining Lease Obligation                                (80,000)

                 3.  Reserve for Estimated Costs of Operations,
                     Liquidation and Dissolution                                          (272,000)
                                                                                       ------------
                     Estimated Effects of Liquidation                                  $   643,000
                                                                                       ============

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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 June 30, 1996

                          Results of Operations

                          Interest, dividend and other income were $31,000 and
$97,000, respectively, for the three and six months ended June 30, 1995, and consisted primarily of an interest payment of $57,750 from Sixty Eight Thousand, Inc. for the interest due on notes receivable for 1994 and the first and second quarter of 1995.

                          The equity in loss of investment and amortization of
excess cost of investment for the three and six months ended June 30, 1995, relate to the Company's prior ownership of 22.5% of the outstanding shares of Tigera which had net losses of $53,000 and $99,000, respectively, for the three and six months ended June 30, 1995.

                          General and administrative expenses were $118,000 and
$215,000, respectively, for the three and six months ended June 30, 1995. They consisted of day-to-day operational costs and professional fees in connection with the sale of the Tigera shares and Plan of Complete Liquidation and Dissolution.

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

                          Liquidity and Capital Resources

                          Cash and cash equivalents decreased to $1,760,000 as
of June 30, 1996, compared with $5,086,000 as of December 31, 1995. The decrease is attributable to payments for various liabilities and the payment under the Plan of Complete Liquidation and Dissolution which were partially offset by the receipt of interest income, the collection of notes and interest receivable and receipts regarding the sale of the Company's investments.

                          As of June 30, 1996, the Company's principal source
of funds consisted of $1,760,000 in cash and cash equivalents. Near-term capital requirements for the payment of liabilities and liquidating dividends are expected to be financed through cash flow from interest income and existing cash balances.

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

                                    BEVERLY HILLS BANCORP
                                    (Registrant)


                                    By:    /s/  Albert M. Zlotnick
                                         ---------------------------------------
                                         Albert M. Zlotnick
                                         Chairman of the Board, President
                                         and Chief Executive, Financial
Dated:   August 9, 1996                  and Accounting Officer

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule