Form 10QSB
period 1996-09-30
BEVERLY HILLS BANCORP
filed 1996-11-07
CIK 11917

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the period from __________ to __________


                          Commission File Number 0-4559
                          _____________________________


                              BEVERLY HILLS BANCORP
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


      CALIFORNIA                                       95-2588374
________________________                 _______________________________________
(State of Incorporation)                 (I.R.S. Employer Identification Number)


100 WILSHIRE BOULEVARD, SUITE 1940, SANTA MONICA, CA              90401
____________________________________________________            __________
      (Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code: 310-395-7754
                                                           ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No     .
                                        -----  -----

Number of shares of Common Stock, $1.00 par value, outstanding as of September 30, 1996: 1,194,432.

                              BEVERLY HILLS BANCORP
                                TABLE OF CONTENTS

                                                                                            Page
PART I.        Financial Information                                                       Number
               ---------------------                                                       ------

               Item 1.      Financial Statements

                            Condensed Financial Statements                                    3-4

                            Condensed Statement of Net Assets
                            in Liquidation at September 30, 1996                              5

                            Condensed Statements of Changes in Net
                            Assets in Liquidation for the three and
                            nine months ended September 30, 1995                              6

                            Condensed Statements of Cash Flows
                            for the nine months ended September 30,
                            1996 and 1995                                                     7

                            Notes to Condensed Financial Statements                           8-10

               Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                     11-12

PART II.       Other Information

               Item 1.      Legal Proceedings                                                 13
               Item 6.      Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                                     13

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

                  The Condensed Financial Statements for the three and nine months ended September 30, 1996 and 1995 were prepared on the liquidation basis of accounting.

The effects of adopting the Plan are explained in Note 2 - Plan of Complete Liquidation and Dissolution.

                  The Condensed Financial Statements for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

                  See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                              BEVERLY HILLS BANCORP
                CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                               SEPTEMBER 30, 1996



ASSETS

Cash and Cash Equivalents                                             $1,735,000
Other Assets                                                              25,000
                                                                      ----------


    Total Assets                                                       1,760,000
                                                                      ----------


LIABILITIES

Reserve for Estimated Costs of Operation, Liquidation
    and Dissolution                                                      234,000
Reserve for Remaining Lease Obligations                                   36,000
Other Liabilities                                                         35,000
                                                                      ----------
    Total Liabilities                                                    305,000
                                                                      ----------



Net Assets in Liquidation                                             $1,455,000
                                                                      ==========



Number of Common Shares Outstanding                                    1,194,432
                                                                      ==========



Net Assets in Liquidation Per Share                                   $     1.22
                                                                      ==========




            See Accompanying Notes to Condensed Financial Statements.

                              BEVERLY HILLS BANCORP
          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)




                                                   FOR THE THREE AND NINE MONTHS
                                                     ENDED SEPTEMBER 30, 1995
                                                   ----------------------------
                                                   THREE MONTHS     NINE MONTHS
                                                   ------------     -----------

Income:
    Interest, Dividend and Other                   $    33,000      $   130,000
    Equity in Loss of Investment                        (2,000)         (24,000)
    Forfeited Deposit                                  100,000          100,000
                                                   -----------      -----------
        Total Income                                   131,000          206,000
                                                   -----------      -----------

Operating Expenses:
    General and Administrative                          94,000          309,000
    Amortization of Excess Cost of Investment           44,000          131,000
                                                   -----------      -----------
        Total Expenses                                 138,000          440,000
                                                   -----------      -----------

Loss Before Minority Interests and Effects of
    Liquidation                                         (7,000)        (234,000)
Minority Interests in Subsidiaries' Losses               1,000            3,000
                                                   -----------      -----------
Loss Before Effects of Liquidation                      (6,000)        (231,000)
Effects of Liquidation                                 643,000          643,000
                                                   -----------      -----------

Net Income                                         $   637,000      $   412,000
                                                   ===========      ===========

Net Income Per Share                               $       .53      $       .35
                                                   ===========      ===========


Weighted Average Number of Common
    Shares Outstanding                               1,194,432        1,194,432
                                                   ===========      ===========




            See Accompanying Notes to Condensed Financial Statements.

                                     BEVERLY HILLS BANCORP
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                        FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       ----------------------------
                                                          1996             1995
                                                       -----------      -----------

Cash Flows from Operating Activities:
    Net Income                                         $        --      $   412,000
    Adjustments to Reconcile Net Income to
    Net Cash Used in Operating Activities:
        Equity in Loss of Investment                            --           24,000
        Amortization of Excess Cost of Investment               --          131,000
        Minority Interest in Subsidiaries' Losses               --           (3,000)
        Effects of Liquidation                                  --         (643,000)
    Change in Assets and Liabilities:
        Decrease in Investments                            726,000               --
        Decrease in Notes and Interest Receivable          166,000               --
        Increase in Other Assets                           (25,000)              --
        Decrease in Accounts Payable and
           Accrued Liabilities                             (54,000)         (16,000)
        Decrease in Reserve for Remaining
           Lease Obligations                               (36,000)              --
        Increase in Reserve for Estimated Costs of
           Operation, Liquidation and Dissolution           17,000               --
        Increase in Other Liabilities                       35,000               --
        Change in Presentation of Minority
           Interest in Subsidiaries                             --       (1,039,00)
        Payment under Plan of Complete
           Liquidation and Dissolution                  (4,180,000)              --
                                                       -----------      -----------

    Net Cash Used in Operating Activities and
        Net Decrease in Cash and Cash Equivalents       (3,351,000)      (1,134,000)
                                                       -----------      -----------

    Cash and Cash Equivalents at Beginning
        of Period                                        5,086,000        1,744,000
                                                       -----------      -----------

    Cash and Cash Equivalents at End
        of Period                                      $ 1,735,000      $   610,000
                                                       ===========      ===========




            See Accompanying Notes to Condensed Financial Statements.

                              BEVERLY HILLS BANCORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1996


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

           The Condensed Financial Statements for the three and nine months ended September 30, 1996 and 1995 were prepared on the liquidation basis of accounting. The effects of adopting the Plan are explained in Note 2 - Plan of Complete Liquidation and Dissolution.

           Use of Estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no changes in the estimates for the three and nine months ended September 30, 1996.

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

Note 2 -   Plan of Complete Liquidation and Dissolution:

           Estimated Effects of Liquidation:

           The net adjustment at September 30, 1995 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in the carrying value of net assets of $643,000 which was included in the Statement of Net Assets and of Changes in Net Assets. This increase is a result of recording estimated realizable values and costs, which costs may be subject to change as facts and circumstances change, as follows:



                   1.  Increase in valuation of Investment in
                       Tigera Group, Inc. ("Tigera") to realizable
                       value of $.90 per share                         $ 995,000(A)

                   2.  Reserve for Remaining Lease Obligation            (80,000)

                   3.  Reserve for Estimated Costs of Operations,
                       Liquidation and Dissolution                      (272,000)
                                                                       ---------

                       Estimated Effects of Liquidation                $ 643,000
                                                                       =========

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

           It is anticipated that the Company will make a final payment during the first quarter of 1997.

Note 3 -   Net Income per Share:

           Net income per share is based on the weighted average number of common shares outstanding.

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

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  September 30, 1996

                  Results of Operations

                  Interest, dividend and other income were $33,000 and $130,000, respectively, for the three and nine months ended September 30, 1995, and consisted primarily of an interest payment of $67,375 from Sixty Eight Thousand, Inc. for the interest due on notes receivable for 1994 and the first nine months of 1995.

                  The equity in loss of investment and amortization of excess cost of investment for the three and nine months ended September 30, 1995, relate to the Company's prior ownership of 22.5% of the outstanding shares of Tigera which had net losses of $7,000 and $106,000, respectively, for the three and nine months ended September 30, 1995.

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

                  General and administrative expenses were $94,000 and $309,000, respectively, for the three and nine months ended September 30, 1995. They consisted of day-to-day operational costs and professional fees in connection with the A-Mark agreement, sale of the Tigera shares and Plan of Complete Liquidation and Dissolution.

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

                  Liquidity and Capital Resources

                  Cash and cash equivalents decreased to $1,735,000 as of September 30, 1996, compared with $5,086,000 as of December 31, 1995. The decrease is attributable to payments for various liabilities and the payment under the Plan of Complete Liquidation and Dissolution which were partially offset by the receipt of interest income, the collection of notes and interest receivable and receipts regarding the sale of the Company's investments.

                  As of September 30, 1996, the Company's principal source of funds consisted of $1,735,000 in cash and cash equivalents. Near-term capital requirements for the payment of liabilities and liquidating dividends are expected to be financed through cash flow from interest income and existing cash balances.

                  The Company, as part of the Plan of Complete Liquidation and Dissolution discussed in the Proxy Statement dated April 14, 1995, made a payment of $3.50 per share of common stock outstanding on April 30, 1996, to shareholders of record as of April 16, 1996.

               It is anticipated that the Company will make a final payment during the first quarter of 1997.

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

                                  BEVERLY HILLS BANCORP
                                  (Registrant)


                                  By:   /s/  Albert M. Zlotnick
                                      ________________________________________
                                      Albert M. Zlotnick
                                      Chairman of the Board, President
                                      and Chief Executive, Financial
                                      and Accounting Officer

Dated:   November 6, 1996